Form 10-Q
period 1994-12-30
ACME ELECTRIC CORP
filed 1995-02-13
CIK 2070

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8277


                          ACME ELECTRIC CORPORATION
            (Exact name of registrant as specified in its charter)


       STATE OF NEW YORK                                       16-0324980
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                 400 Quaker Road, East Aurora, New York  14052
                   (Address of principal executive offices)


                                 716/655-3800
                              (Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  YES   x    NO ____

                      (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at December 30, 1994

Common Stock, Par Value $1.00 Per Share                   4,951,177

                           ACME ELECTRIC CORPORATION

                             PART I - FINANCIAL INFORMATION
                              ITEM I - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEET

                                                  Unaudited          Audited
                                              December 30, 1994    June 30, 1994
                                                   (000's)            (000's)
ASSETS
Current Assets:
  Cash                                             $     4             $   160
  Accounts receivable, net                          13,244              12,999
  Inventories                                       16,242              12,739
  Income taxes receivable                               67                 223
  Deferred income taxes-current portion              1,774               1,618
  Other current assets                               3,138               2,799
    Total current assets                            34,469              30,538
Intangible assets, net                                 326                 327
Other assets                                         3,442               4,020
Property, plant and equipment, at cost              29,965              27,257
  Less accumulated depreciation                    (16,534)            (15,569)
Idle facilities held for sale, net                     981                 981

    Total property, plant & equipment, net          14,412              12,669

Total Assets                                       $52,649             $47,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                $ 1,461             $ 1,457
  Accounts payable                                   4,686               4,232
  Accrued expenses                                   3,633               3,511
  Accrued restructuring                                 --                 873
    Total current liabilities                        9,780              10,073
Long-term debt                                      24,447              19,590
Other long-term liabilities                          1,563               2,276
Deferred income taxes                                1,049               1,049

Total Liabilities                                  $36,839             $32,988

Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 4,951,177 and 4,876,491                     4,951               4,876
  Capital in excess of par value                    18,546              18,161
  Accumulated deficit                               (6,972)             (8,064)
  Less:  Treasury stock at cost
     (71,783 and 45,716 Shares)                       (715)               (407)

  Total shareholders' equity                        15,810              14,566

Total Liabilities and Shareholders' Equity         $52,649             $47,554

See accompanying Notes to Consolidated Condensed Financial Statements. ACME ELECTRIC CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
Unaudited)


                           13 Weeks       13 Weeks       26 Weeks      26 Weeks
                            Ended          Ended          Ended         Ended
                           12/30/94       12/31/93       12/30/94      12/31/93
                            (000's)        (000's)        (000's)       (000's)
NET SALES                   $21,320        $19,118        $42,254       $38,362

COSTS AND EXPENSES:
  Cost of Goods Sold         15,475         13,417         29,870        27,439
  Research and Engineering
    Expense                   1,320          1,398          2,552         2,941
  Selling and Administrative
    Expense                   3,535          3,902          7,264         7,522
  Interest Expense              439            549            793         1,083

    TOTAL COSTS AND EXPENSES 20,769         19,266         40,479        38,985

INCOME (LOSS) BEFORE TAXES      551           (148)         1,775          (623)

INCOME TAXES (BENEFIT)          212            (55)           683          (231)

NET INCOME (LOSS)           $   339        $   (93)       $ 1,092       $  (392)

Weighted Average Number of
  Shares Outstanding      4,920,669      4,864,438      4,901,140      4,850,203

NET INCOME (LOSS) PER SHARE   $ .07         $ (.02)         $ .22        $ (.08)


See accompanying Notes to Consolidated Condensed Financial Statements

                                ACME ELECTRIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                            26 Weeks Ended     26 Weeks Ended
                                         December 30, 1994    December 31, 1993
                                              (000's)              (000's)
Cash flows from operating activities:

Net income (loss)                            $ 1,092             $  (392)
Adjustments to reconcile net income
  (loss) to net cash provided from
  operating activities:
  Depreciation and amortization                  977               1,352
  Gain on sale/retirement of
    fixed assets                                   7                (239)
Change in assets and liabilities:
  Accounts receivable, net                      (245)              1,372
  Inventories                                 (3,503)              1,002
  Prepaid and deferred income taxes              490                (278)
  Other assets                                  (286)                (59)
  Restructuring costs                           (899)                (61)
  Accounts payable                               454                (180)
  Accrued compensation and other                 176                (152)
  Other long-term liabilities                   (706)                 --
Net cash provided by (used in)
  operating activities                        (2,443)              2,365

Cash flows from investing activities:
  Proceeds from dispositions of fixed assets      --               1,580
  Intangibles acquired                            --              (1,550)
  Additions to property, plant and equipment  (2,726)             (2,497)
Net cash used in investing activities         (2,726)             (2,467)

Cash flows from financing activities:
  Net increase of borrowings                   4,861               1,001
  Proceeds from employee stock purchase, stock
    option and dividend reinvestment plans       460                 118
  Purchase of treasury stock                    (308)                 38
Net cash provided by financing
  activities                                   5,013               1,081
Net increase (decrease) in cash                 (156)                979

Cash at beginning of period                      160                 231
Cash at end of period                        $     4             $ 1,210

See accompanying Notes to Consolidated Condensed Financial Statements.

                                ACME ELECTRIC CORPORATION

                          NOTES TO CONSOLIDATED CONDENSED
                               FINANCIAL STATEMENTS
                                    (Unaudited)



1. The Consolidated Condensed Balance Sheet of Acme Electric Corporation ("Registrant") at December 30, 1994, the Consolidated Condensed Statement of Operations for the thirteen- and twenty-six-week periods ended December 30, 1994, and December 31, 1993, and the Consolidated Statement of Cash Flows for the twenty-six weeks ended December 30, 1994, and December 31, 1993, include all adjustments for a fair representation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1994 Annual Report filed on Form 10-K.

2. Inventories included in the Consolidated Condensed Balance Sheet are as follows:

                                  December 30, 1994       June 30, 1994
                                       (000's)               (000's)

     Raw Material                     $ 5,666              $ 3,765
     Work-In-Process                    5,653                5,190
     Finished Goods                     4,923                3,784
                                       ______               ______
                                      $16,242              $12,739

                             ACME ELECTRIC CORPORATION
                                      Item 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

The following is Management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

A summary of the period-to-period change in the principal items included in the consolidated balance sheets and which affect financial condition follows:

                                            Comparison of Balance Sheets at
                                                   December 30, 1994
                                                           and
                                                       June 30, 1994
                                                   Increase   (Decrease)
                                                          (000's)

     Current Assets                                       $3,931

     Property, Plant & Equipment Net                       1,743

     Other Assets                                           (579)
                                                           _____
                                                          $5,095

     Current Liabilities                                  $ (293)

     Long-Term Debt                                        4,857

     Other Liabilities                                      (713)

     Shareholders' Equity                                  1,244
                                                           _____
                                                          $5,095


Current assets at December 30, 1994, reflect a net increase of approximately $3,931,000, or 12.9%, over the June 30, 1994, level, primarily due to increased inventories ($3,503,000). Inventory buildups ($1,679,000 in the quarter, $3,503,000 fiscal year-to-date) have been incurred, in part, in support of increased production and sales activity year-to-date, coupled with planned safety stocks to support the continued interruption of production associated with the ongoing Electronics Division's move into the new plant in Cuba, NY. Raw stock levels have further increased because certain materials are on allocation by vendors due to high demand, thus forcing larger buy quantities to provide increased safety stock levels. The remaining increase in current assets is due to slight increases in receivables and other assets, in support of the increased F/Y '95 year-to-date business over the same period of the prior year.

The net increase in property, plant and equipment of $1,743,000, or 13.8%, is the combined result of current year capital expenditures, including leased and purchased machinery ($1,803,000), and construction in progress ($923,000), in part offset by depreciation expense of $976,000.

Intangibles and other assets decreased $580,000, or 13.3%, primarily due to the reduction or utilization of a portion of the deferred tax asset against the income tax expense recorded for the quarter.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)



Current liabilities have decreased $293,000 (2.9%) from the June 30, 1994, level as a result of a combination of factors, including a net reduction ($746,000 cash payments) in accrued liabilities, primarily attributable to relocation (both of equipment and employees) and severance costs associated with consolidation of the aerospace business. This reduction in accrued liabilities was partially offset by an increase in accounts payable ($454,000) as a result of increased production activity and inventory levels.

Long-term debt increased $4,143,000, or approximately 18.1%, from June 30, 1994. This net increase is reflective of funding of increased inventories, accounts receivable, fixed asset additions, and payment of accrued restructuring costs.

The increase in shareholders' equity of $1,244,000 is primarily due to year-to-date net profit of $1,092,000, plus the net proceeds from stock-selling programs received since June 30, 1994.

The Company has financed its working capital requirements, in part, through operations, with the balance coming from increased bank borrowings. The new plant construction costs ($923,000) and year-to-date capital expenditures ($1,803,000) have also been funded with increased borrowings against the line of credit. The Company expects that operating activities for the remainder of fiscal 1995 will produce cash to offset any increase in working capital caused by increased sales, in addition to providing ample funds to support the required remaining capital expenditures through the end of the current fiscal year. Within this fiscal year (FYE 6/30/95), it is the Company's intention to select and begin implementation of a new information system. The Company has in place a financing agreement, which provides for a secured term loan of $10,000,000 (current principal balance $6,748,000) and a $19,000,000 secured revolving credit line, which it believes will provide sufficient liquidity for the foreseeable future. The Company further anticipates, within the current fiscal year, the receipt of in excess of $2,000,000 of deferred and low interest loans and grants from governmental agencies, relating to the newly constructed facility in Cuba, NY.

The Company has been informed by the New York State Department of Environmental Conservation (DEC) that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites, as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a (PRP), the Company will potentially be subject to liability for the cost of site investigation and remediation. At this point in time, there is not enough information available from which any reasonable estimate of cost can be made. The Company did have insurance policies in effect during the period that the waste was disposed of at the site, which the Company believes provide coverage.

RESULTS OF OPERATIONS:



          Thirteen- and twenty-six-week periods ended December 30, 1994, compared with the comparable thirteen- and twenty-six-week periods ended December 31, 1993


Net sales for the thirteen- and twenty-six-week periods ended December 30, 1994, were $21,320,000 and $42,254,000, respectively, compared with $19,118,000 and $38,362,000 for the comparable periods of a year earlier, for an increase over the prior year's same quarter of 11.5% and an increase of 10.1% year-to-date from the comparable prior-year period. Net sales have increased over the prior year due to increased sales for custom power supplies from several large OEM customers participating in the communications and computer industries, coupled with a general increase in market demand for transformer and standard power supply products sold through distribution.

Cost of goods sold as a percentage of sales for the thirteen- and twenty-six-week periods ended December 30, 1994, were 72.6% and 70.1%, respectively, compared to 70.2% and 71.5% for the comparable periods of the prior year.
While the year-to-date cost percentage improved over the same period of a year ago due to increased sales volumes of a mix of products with greater gross margins, coupled with the lower overheads at the Aerospace Division as a result of the fiscal 1994 restructuring, the most recent quarter cost percentage increased over the similar quarter of last year. Cost of goods sold as a percentage of sales increased in the most recent quarter due to the significant raw material price increases associated with transformer products, along with higher than planned manufacturing overheads in the Electronics Division as a result of the ongoing transition (move) into the new Cuba, NY, plant. Transformer price increases have been initiated, effective February 1, to pass through the raw material cost increases.

Research and engineering expenses as a percent of net sales for the thirteen- and twenty-six-week periods ended December 30, 1994, were 6.2% and 6.0%, respectively, a decrease from the 7.3% and 7.7% experienced for the similar periods of a year ago. This decrease is reflective of decreased costs due to overhead reductions resultant from the Aerospace Division restructuring coupled with an overall higher sales volume.

Selling and administrative costs as a percent of net sales decreased from 20.4% and 19.6%, respectively, for the thirteen- and twenty-six-week periods ended December 31, 1993, to 16.6% and 17.2%, for the current thirteen- and twenty-six-week periods ended December 30, 1994. The decrease is primarily due to the higher current year sales combined with the restructuring effects in the Aerospace Division, where staff reductions were made in the third and fourth quarters of fiscal 1994 as a result of resizing and consolidating the business, along with termination of sales representatives and decreased quarterly amortization expenses ($66,000) associated with the fiscal 1994 write-off of the FNC battery license asset. In addition, certain one-time sales commissions in the Electronics' business were paid in the prior year's first quarter and did not repeat in the current year.

Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended December 30, 1994, decreased to approximately 2.1% and 1.9%, respectively, from 2.9% and 2.8%, respectively, for the comparable periods of the prior year. This decrease is reflective of the termination of interest collar contracts (in F/Y '94) offset by increases in borrowings and rates. Collar interest costs were approximately $216,000 and $436,000 for the thirteen- and twenty-six-week periods ended December 31, 1993.

Income taxes as a percent of income before taxes for the thirteen- and twenty-six-week periods ended December 30, 1994, increased to approximately 38.5%, compared with 37.1% for the comparable period a year earlier. This variation in the effective tax rate is primarily the result of the limiting effect that minimum taxes have on the full recognition of tax benefit associated with operating losses. Therefore, a lower effective tax rate resulted in the prior period when recording tax benefit (asset) on the loss incurred in that period.

Backlog at December 30, 1994, was $18,550,580, compared with $14,817,400 at the end of the comparable period of the prior year.
PART II
OTHER INFORMATION

Item 5.  Other Information

a.   Exhibits-  News Release dated February 2, 1995, announcing second-
                quarter results for fiscal year 1995.
                Interim Report dated February 10, 1995, for the second-quarter ended December 30, 1994.
b. There were no reports filed on Form 8-K during the twenty-six-week period ended December 30, 1994.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ACME ELECTRIC CORPORATION
                                                       (Registrant)



Date:    February 10, 1995                        Signature
                                                  Robert J. McKenna
                                                  Chairman, President and
                                                  Chief Executive Officer



Date:    February 10, 1995                        Signature
                                                  Daniel K. Corwin
                                                  Senior Vice President and
                                                  Chief Financial Officer