Form 10-Q
period 1995-03-31
ACME ELECTRIC CORP
filed 1995-05-15
CIK 2070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $1.00 Per Share              4,977,271

                                ACME ELECTRIC CORPORATION

                             PART I - FINANCIAL INFORMATION
                              ITEM I - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                       Unaudited             Audited
                                     March 31, 1995       June 30, 1994
                                          (000's)             (000's)
ASSETS
Current Assets:
  Cash                                   $    59             $   160
  Accounts receivable, net                16,081              12,999
  Inventories                             17,417              12,739
  Income taxes receivable                     67                 223
  Deferred income taxes-current portion    1,774               1,618
  Other current assets                     3,145               2,799
    Total current assets                  38,543              30,538
Intangible assets, net                       326                 327
Other Assets                               2,354               4,020
Property, plant and equipment, at cost    30,845              27,257
  Less accumulated depreciation          (17,000)            (15,569)
Idle facilities held for sale, net           981                 981

  Total property, plant & equipment, net  14,826              12,669

Total Assets                             $56,049             $47,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt      $ 1,446             $ 1,457
  Accounts payable                         6,982               4,232
  Accrued expenses                         3,821               3,511
  Accrued restructuring costs                 --                 873
    Total current liabilities             12,249              10,073
Long-term debt                            24,979              19,590
Other long-term liabilities                1,563               2,276
Deferred income taxes                      1,049               1,049
Total Liabilities                         39,840              32,988
Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 4,977,271 and 4,876,491           4,977               4,876
  Capital in excess of par value          18,690              18,161
  Accumulated deficit                     (6,638)             (8,064)
  Less:  Treasury stock at cost
     (77,457 and 45,716 Shares)             (820)               (407)

  Total shareholders' equity              16,209              14,566

Total Liabilities and
 Shareholders' Equity                    $56,049             $47,554

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED CONDENSED INCOME STATEMENT
                                       (Unaudited)


                                13 Weeks               39 Weeks
                                  Ended                  Ended
                           03/31/95   04/01/94    03/31/95   04/01/94
                            (000's)    (000's)     (000's)    (000's)
NET SALES                  $24,184    $18,250     $66,438    $56,611

COSTS AND EXPENSES:
  Cost of Goods Sold        18,090     13,653      47,960     41,335
  Research and Engineering
    Expense                  1,170      1,433       3,722      4,374
  Selling and Administrative
    Expense                  3,744      3,682      11,008     10,961
  Restructuring Charge          --      1,891          --      1,891
  Impairment Charge             --      5,584          --      5,584
  Interest Expense             573      1,026       1,366      2,108
  Equity in Loss of
    Unconsolidated Subsidiary   39         --          39         --

  TOTAL COSTS AND EXPENSES  23,616     27,269      64,095     66,253

NET INCOME (LOSS)
BEFORE TAXES                   568     (9,019)      2,343     (9,642)

INCOME TAX (BENEFIT) EXPENSE   234     (3,192)        917     (3,423)

NET INCOME (LOSS)          $   334    $(5,827)    $ 1,426    $(6,219)

Weighted Average Number of
  Shares Outstanding     4,937,221  4,858,906   4,913,167  4,853,104

NET INCOME (LOSS) PER SHARE   $.07     $(1.20)       $.29     $(1.28)

See accompanying Notes to Consolidated Condensed Financial Statements


                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                      39 Weeks Ended     39 Weeks Ended
                                      March 31, 1995      April 1, 1994
                                          (000's)            (000's)
Cash flows from operating activities:

Net income (loss)                       $  1,426            $(6,219)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization            1,482              2,034
  (Gain) Loss on sale/retirement
    of fixed assets                           18               (243)
  Loss on impaired asset write-down           --              5,584
  Restructuring costs - F/Y '91               --               (319)
Change in assets and liabilities:
  Accounts receivable, net                (3,082)             2,506
  Inventories                             (4,678)               374
  Prepaid and deferred income taxes          714             (3,477)
  Other assets                              (162)                27
  Accrued restructuring costs - F/Y '94     (899)             1,515
  Accounts payable                         2,750                486
  Accrued compensation and other             364                272
  Other Long-term Liabilities               (706)                --
Net cash provided by (used in)
  operating activities                    (2,773)             2,540

Cash flows from investing activities:
  Investment in unconsolidated subsidiary   (100)                --
  Proceeds from dispositions of fixed assets  --              4,138
  Additions to property, plant and
   equipment                              (3,657)            (4,249)
  Intangibles acquired                        --             (1,550)
Net cash used in investing activities     (3,757)            (1,661)

Cash flows from financing activities:
  Borrowings on Life Insurance Policy        834                 --
  Net increase (decrease) of borrowings    5,378               (879)
  Proceeds from employee stock purchase
     and stock option plans                  630                155
  Reduction of long-term debt                 --                (62)
  Purchase of treasury stock                (413)                --
Net cash provided by (used in) financing
    activities                             6,429               (786)
Net increase (decrease) in cash             (101)                93

Cash at beginning of period                  160                231
Cash end of period                       $    59            $   324

See accompanying Notes to Consolidated Condensed Financial Statements.

                          NOTES TO CONSOLIDATED CONDENSED
                               FINANCIAL STATEMENTS
                                    (Unaudited)

1. The Consolidated Condensed Balance Sheet of Acme Electric Corporation ("Registrant") at March 31, 1995, the Consolidated Condensed Statement of Operations for the thirteen- and thirty-nine-week periods ended March 31, 1995, and April 1, 1994, and the Consolidated Statement of Cash Flows for the thirty-nine weeks ended March 31, 1995, and April 1, 1994, include all adjustments for a fair representation of the results for such periods. Several non-recurring adjustments relating to the Company's restructuring and asset impairment were recorded in the prior year's quarter ended April 1, 1994, and are more fully discussed in Note 3 below.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting
     Principles and Practices" (Note 1 of Notes to Consolidated
     Financial Statements) contained in the Registrant's 1994 Annual Report filed on Form 10-K.

2. Inventories included in the Consolidated Condensed Balance Sheet are as follows:
                               March 31, 1995        June 30, 1994
                                  (000's)               (000's)

              Raw Material       $ 5,661               $ 3,765
              Work-In-Process      5,615                 5,190
              Finished Goods       6,141                 3,784
                                 $17,417               $12,739

3. The Company had recorded in the prior fiscal year (April 1, 1994) a one-time charge to pre-tax earnings of $7,475,000. Included in this prior year charge was an asset impairment write down of $2,400,000 of intangible assets and $3,184,000 of FNC facility and equipment costs. The Company had further accrued restructuring reserves of another $1,891,000, related to its aerospace business. As of March 31, 1995, $400,000 of reserve remained on the balance sheet.

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

     A summary of the period-to-period change in the principal items included in the consolidated balance sheets and which affect financial condition follows:

                                   Comparison of Balance Sheets at
                                            March 31, 1995
                                                 and
                                            June 30, 1994
                                        Increase   (Decrease)
                                              (000's)

     Current Assets                           $8,005

     Property, Plant & Equipment Net           2,157

     Other Assets                             (1,667)

                                              $8,495

     Current Liabilities                      $2,176

     Long-Term Debt                            5,389

     Other Liabilities                          (713)

     Shareholders' Equity                      1,643

                                              $8,495


     Current assets at March 31, 1995, reflect a net increase of approximately $8,005,000, or 26.2%, compared to the June 30, 1994, level, primarily due to increased inventories ($4,678,000) and accounts receivables ($3,082,000). The increase of inventory in the third quarter ($1,175,000) was due, in part, to slow down in shipment orders received from a major Original Equipment Manufacturer (OEM) customer, with anticipated return to higher volume requirements in the fourth quarter, combined with increased inventory of UPS products in anticipation of support requirements for the AT&T program effort. Year-to-date inventories have increased a total of $4,678,000, primarily due to increased production and sales activity (year-to-date), coupled with planned safety stocks to support the second and third quarter business interruption associated with the Electronics Division's move into the new plant in Cuba, NY. The accounts the quarter, due to the higher sales volume activity achieved for the year and, in particular, the third quarter (a record sales quarter).

     The net increase in property, plant and equipment of $2,157,000, or 17%, is the combined result of current year capital expenditures, including leased and purchased machinery ($2,421,000) and new plant construction in progress ($2,136,000), in part offset by depreciation expense of $1,482,000.

     Intangibles and other assets decreased $1,667,000, or 37.8%, primarily due to the reduction or utilization of a portion of the deferred tax asset against the accrued income tax expense recorded year-to-date ($917,000), combined with a net reduction in the cash surrender value of certain life insurance policies due to increased policy loans of $834,000.

     Current liabilities have increased $2,176,000 (21.6%) from the June 30, 1994, level due to a combination of factors, including a $2,750,000 increase in accounts payable and accrued expenses as a result of increased production activity and higher inventory levels in support of the increased sales volume incurred. This increase in accounts payable and accrued costs was partially offset by the reduction ($873,000 of cash payments) in the restructuring reserve recorded in the prior fiscal year associated with the consolidation of the aerospace business.

     Long-term debt increased $5,389,000, or approximately 27.5%, from June 30, 1994. This net increase is reflective of funding required for the increased inventories, accounts receivable, fixed asset additions, and payment of accrued restructuring costs.

     The increase in shareholders' equity of $1,643,000 is primarily due to year-to-date net profit of $1,426,000, plus the net proceeds from stock-selling programs received since June 30, 1994.

     The Company has financed its working capital requirements, in part, through operations, with the balance coming from increased bank borrowings and borrowing against the cash surrender value on officers' life policies. The year-to-date new plant construction costs ($1,236,000) and equipment expenditures ($2,421,000) have also been funded with increased borrowings against the line of credit. The Company expects that operating activities for the remainder of fiscal 1995 will produce cash to offset any increase in working capital caused by increased sales, in addition to providing adequate funds to support the required remaining capital expenditures through the end of the current fiscal year. Within this fiscal year (FYE 6/30/95), it is the Company's intention to select and begin implementation of a new information system. The Company has in place a financing agreement which provides for a secured term loan with a current principal balance of $6,410,000 and a $19,000,000 secured revolving credit line, which it believes will provide sufficient liquidity for the near term. The Company further anticipates, within the current fiscal year, the receipt of approximately $1,900,000 of deferred and low interest loans constructed facility in Cuba, NY. It is the Company's intent, within the next six months, to revisit its capital structure and pursue the appropriate financial alternative that will provide a basis for continued growth in the long term.

     The Company has been informed by the New York State Department of Environmental Conservation (DEC) that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a PRP, the Company may be subject to liability for the cost of site investigation and remediation. At this time, there is not enough information available from which any reasonable estimate of such cost can be made. The Company did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes provide coverage.

     The Company has sought amendments to its License Agreement ("License") with DAUG-HOPPECKE GESELLSCHAFT FUR BATTERIESYSTEME MBH ("DAHO") and a separate agreement with DAHO and its affiliate, Hoppecke Battery Systems, Inc. ("HBSI"), and HBSI's parent company, ACCUMULATORENWERKE HOPPECKE Carl Zoellner & Sohn GmbH & Co KG ("Hoppecke"), to resolve issues pertaining to, inter alia, minimum royalties, extension of the License, and repair of products that exhibit certain defects. Negotiations, to date, have been unsuccessful, and the matter may eventually be submitted to arbitration for resolution. The Company does not believe that the outcome of this matter will have a materially adverse impact on its financial condition.

Thirteen- and thirty-nine-week periods ended March 31, 1995, compared with the comparable thirteen- and thirty-nine-week periods ended April 1, 1994

     Net sales for the thirteen- and thirty-nine-week periods ended March 31, 1995, were $24,184,000 and $66,438,000, respectively, compared with $18,250,000 and $56,611,000 for the comparable periods of a year earlier, or an increase over the prior year's same quarter of 32.5% and an increase of 17.3% year-to-date from the comparable prior-year period. Net sales have increased over the prior year due to increased sales for custom power supplies from several large OEM customers participating in the communications and computer industries, coupled with a strong general increase in market demand for transformer and standard power supply products sold through distribution.

     Cost of goods sold as a percentage of sales for the thirteen- and thirty-nine-week periods ended March 31, 1995, were 74.8% and 72.2%, respectively, compared to 74.8% and 73.0% for the comparable periods of the prior year. While the year-to-date cost percentage reflects slight improvement over the same period of a year ago (the quarter-to-quarter being the same) due, in part, to increased sales volumes and lower overheads at the Aerospace Division as a result of the F/Y '94 restructuring, certain one-time charges were included in the prior year comparative period amounts. The prior year comparative quarter included one-time charges of $589,000, relating to the write down of certain long-term contract deferred costs on the MD-90 program and $250,000 accrued product warranty charges. The current year quarter and year-to-date profit margins have declined slightly, compared with the prior year periods' margins, after adjusting for these one-time charge effects. This margin decline is due to significant raw material price increases associated primarily with transformer products, along with higher than planned manufacturing overheads in the Electronics Division, as a result of the ongoing transition (move) into the new Cuba, NY, plant. Transformer sale price increases were initiated February 1 in an effort to pass through the higher material costs, but full recovery is not anticipated. Further, the consolidation of the Aerospace Division is taking longer than planned. The Division is delinquent on deliveries to several major customers and is having to spend excessive amounts of time and money to quickly rectify the situation, resulting in higher direct labor, manufacturing overhead and material costs. The Company is working to solve the aforementioned cost of goods sold issues by August 1995.

     Research and engineering expenses as a percent of net sales for the thirteen-and thirty-nine-week periods ended March 31, 1995, were 4.8% and 5.6%, respectively, a decrease from the 7.8% and 7.7% experienced for the similar periods of a year ago. This decrease primarily reflects decreased costs due to overhead reductions, resultant from the Aerospace Division fiscal '94 restructuring coupled with an overall higher sales volume.

     Selling and administrative costs as a percent of net sales decreased from 20.1% and 19.4%, respectively, for the thirteen- and thirty-nine-week periods ended April 1, 1994, to 15.5% and 16.6% for the current thirteen- and thirty-nine-week periods ended March 31, 1995. The decrease is primarily due to the higher current year sales, combined with the restructuring effects in the Aerospace Division, where staff reductions were made in the fourth quarter of fiscal 1994 as a result of resizing and consolidating the business, along with termination of sales representatives and decreased quarterly amortization expenses ($66,000) associated with the fiscal 1994 write-off of the FNC battery license asset. In addition, certain one-time sales commissions in the electronics business were paid in the prior year's first quarter and did not repeat in the current year.

     The Company recorded a before-tax restructuring and impairment charge associated with its aerospace business of $7,475,000 in the prior year's quarter ended April 1, 1994. Revised assumptions regarding the size of available markets and the ability to replace existing battery technologies with FNC technology in such markets indicated that the value of certain FNC assets would not be fully recovered. The Company reduced the carrying value of the license intangibles ($2,400,000) and AES assets ($3,184,000) associated with the production of FNC batteries based upon estimates of future cash flows through the license period. The Company consequently determined to consolidate URDC and AES in the Tempe, Arizona, location under a newly formed Aerospace Division in order to create a stronger combined business with a broader power systems focus. A $1,891,000 restructuring charge was accrued as a result of this decision. The consolidation and associated business disruption has continued through the third quarter ended March 31, 1995, and will continue to have negative impact into the fourth quarter of F/Y 1995.

     Interest expense as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 31, 1995, decreased to approximately 2.4% and 2.0%, respectively, from 5.6% and 3.7%, respectively, for the comparable periods of the prior year. This decrease is reflective of the termination of interest collar contracts (in F/Y '94) offset by increases in borrowings and rates. Collar interest and termination costs were approximately $800,000 and $1,200,000, respectively, in the prior year's thirteen- and thirty-nine-week periods ended April 1, 1994.

     Income taxes as a percent of income before taxes for the thirteen- and thirty-nine-week periods ended March 31, 1995, increased to approximately 41.2% and 39.1%, respectively, compared with 35.4% and 35.5%, respectively, for the comparable periods a year earlier. This variation in the effective tax rate is primarily the result of the limiting effect that minimum taxes had on the full recognition of tax benefit associated with fiscal 1994 operating loss. Therefore, a lower effective tax rate resulted in the prior period when recording tax benefit (asset) on the loss incurred in that period.

     Backlog at March 31, 1995, was $20,025,000, compared with
$14,710,000 at the end of the comparable period of the prior year.

                                 OTHER INFORMATION


Item 5.  Other Information

          a.   Exhibits -  News Release dated April 28, 1995,
                           announcing results of operations for the thirteen- and thirty-nine-week periods ended March 31, 1995.
                       - Interim Report dated May 1, 1995, for the third quarter ended March 31, 1995.

          b. There were no reports filed on Form 8-K during the thirty-nine-week period ended March 31, 1995.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ACME ELECTRIC CORPORATION
                                                 (Registrant)



Date:   May 15, 1995                      _________________________
                                          Robert J. McKenna
                                          Chairman, President and
                                          Chief Executive Officer



Date:   May 15, 1995                      __________________________
                                          Daniel K. Corwin
                                          Senior Vice President and
                                          Chief Financial Officer