Form 10-K
period 1995-06-30
ACME ELECTRIC CORP
filed 1995-09-28
CIK 2070

FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission file number 1-8277

                           ACME ELECTRIC CORPORATION
              (Exact name of registrant as specified in its charter)

       STATE OF NEW YORK                                       16-0324980
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 400 QUAKER ROAD, EAST AURORA, NEW YORK                               14052
(Address of principal corporate offices)                           (Zip Code)

                                  716/655-3800
                               (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
Common Stock - Par Value $1.00 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of September 12, 1995.
          Common Stock, Par Value $1 Per Share, $54,105,166

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 12, 1995.
          Common Stock, Par Value $1 Per Share, 5,003,946 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on October 27, 1995, are incorporated by reference into Part III.

                                    PART I

ITEM 1 - BUSINESS

BUSINESS

     The Registrant was duly organized and incorporated under the laws of the State of New York on April 26, 1946. Its sole line of business is the design and manufacture of power conversion equipment for electronic and electrical systems. Principal markets encompass the computer, office copier, information systems, military, aerospace and communications industries and a variety of industrial, commercial and residential fields for applications that require conversion of electrical energy from one useable state to another. Products are distributed to customers through the Registrant's sales force, independent sales representatives and wholesale distributors. The business of the Registrant is not seasonal in nature.

COMPETITION

     Competitive conditions within the power conversion industry are intense. The Registrant competes with many other companies, some of which have far greater resources than the Registrant. The principal methods of competition within the industry are price, service and product performance. To meet this competition, the Registrant attempts to maintain high standards of engineering, manufacturing and customer service. Due to the number and variety of competitors, reliable data relative to the Registrant's competitive position within the power conversion industry would be difficult to develop and is not known nor believed to exist.

CUSTOMERS

     Two customers of the Company accounted for 13.4% and 10.6% of fiscal 1995 sales, respectively, one of which also accounted for 10.6% of June 30, 1995, accounts receivable. In comparison, there was one customer of the Company that accounted for 10.0% of fiscal 1994 sales and no customers were above the 10% threshold in 1993.

BACKLOG

     The backlog of orders believed to be firm totaled approximately $20,954,498 at June 30, 1995, compared with approximately $16,697,000 at June 30, 1994. The change in backlog as of June 30, 1995, compared with the backlog as of June 30, 1994, reflects increased order volume from a major OEM customer at the Electronics Division, combined with several significant development contracts received at the Aerospace Division. Backlog orders at June 30, 1995, are generally expected to be filled during the current fiscal year.

RAW MATERIALS

     The Registrant purchases materials in a semi-finished state from other manufacturers and distributors. Availability of materials is considered adequate to maintain current production levels.

PATENTS

     The Registrant holds several technical patents and trademarks and is a party to certain patent applications. The extent of the effect of such patents and trademarks is, however, in the opinion of management, not material at this time.

LICENSES

     The Registrant is a party to several license agreements. The only material license, providing for the sale and manufacture of a proprietary fiber nickel cadmium battery (FNC), is an agreement with Daug-Hoppecke Gesellschaft Fur Batteriesysteme mbH ("DAHO") of Brilon, Germany. The Company recorded an impairment loss write-off as of June 30, 1994, assigning zero value to the FNC license agreement. For further discussion, see attached referenced portions of the Registrant's Annual Report to Shareholders.

EMPLOYEES

     As of June 30, 1995, approximately 821 persons were employed by the Regis-trant.

RESEARCH AND DEVELOPMENT

     Approximately 6% of the Registrant's employees are engaged in engineering design and product development. Most new products are designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers' needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities. The cost of such activities during the fiscal years ended June 30, 1995, 1994 and 1993, was $4,791,000, $5,666,000
and $5,757,000, respectively.

ENVIRONMENTAL MATTERS

     The Company was informed by the New York State Department of Environmental Conservation (DEC) on December 5, 1994, that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a PRP, the Company may be subject to liability for the cost of site investigation and remediation. At this time, there is insufficient information available from which any reasonable estimate of such cost can be made. The Company did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes would provide coverage in the event the Company is liable.

ITEM 2 - PROPERTIES

     The Registrant owns one plant located in Lumberton, North Carolina. The Registrant concluded the sale of its Cuba, New York, facility in September 1993 and the sale of its Salt Lake City, Utah, facility in February 1994. The Registrant, under an operating lease agreement, leases back portions of the Cuba, New York, facility. The Registrant has completed the construction of a new 91,000-square-foot facility in Cuba, New York, and moved into it during fiscal 1995. The Registrant also maintains operating leases for its Corporate facility in East Aurora, New York, and its plant located in Tempe, Arizona.
The Registrant also owns an idle facility in West Jordan, Utah, vacated in conjunction with the restructuring of its Utah activities into the Tempe, Arizona, location. The Registrant believes that these facilities provide adequate capacity for its current operations.


                      SQUARE FOOTAGE      SQUARE FOOTAGE        LEASE EX-
       LOCATION            OWNED              LEASED          PIRATION DATE

Cuba, NY (New Plant)         -                91,000            April 2017
Cuba, NY (Old Plant)         -                68,757            August 1996
East Aurora, NY              -                10,000            April 1999
(Exec. Offices)
Lumberton, NC             128,170               -               N/A
Tempe, AZ                    -                40,260            March 2000
West Jordan, UT            23,242               -               N/A

ITEM 3 - LEGAL PROCEEDINGS

     The Registrant is involved in ordinary routine litigation incidental to its business, but none is expected to have a material impact upon the financial condition of the Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Information relating to the market and market prices of the Registrant's common stock, the approximate number of Registrant's shareholders and its dividend history for the past two fiscal years appears on page 32 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, submitted herewith as an exhibit and such information is incorporated by reference herein.

     Information relating to long-term debt for the past two fiscal years appears on page 27 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, submitted herewith as an exhibit and such information is incorporated by reference. The Registrant suspended its quarterly cash dividend effective the third quarter of fiscal 1991. The loss in fiscal 1991 resulted in a deficit of retained earnings. The Registrant, therefore, does not expect to reinstate dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

     A five-year summary of certain financial information relating to the financial condition and results of operations of the Registrant appears on page 21 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, submitted herewith as an exhibit and such summary is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears on pages 18 and 20 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, submitted herewith as an exhibit and such management's discussion and anaylsis is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries, appearing on pages 22 through 31 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995, submitted herewith as an exhibit, are incorporated by reference herein:

      Consolidated Statements of Operations - Years Ended June 30, 1995, 1994,
                                                                         1993

      Consolidated Balance Sheets - June 30, 1995 and 1994

      Consolidated Statements of Cash Flows - Years Ended June 30, 1995, 1994,
                                                                         1993

      Consolidated Statements of Shareholders' Equity - Years Ended June 30,
                                                           1995, 1994, 1993

      Notes to Consolidated Financial Statements

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements with accountants on accounting and financial disclosure matters.


                                    PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     Information on directors of the Registrant is contained under the caption "Election of Directors," presented in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1995 Annual Meeting of Shareholders to be held on October 27, 1995, and is incorporated by reference herein.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                       SUMMARY OF BUSINESS EXPERIENCE
NAME, AGE AND POSITION                 OVER THE LAST FIVE YEARS

Robert J. McKenna, 47, Chairman,       Prior to assuming the position currently
President and Chief Executive Officer  held in October 1994, served as
                                       President and Chief Executive Officer
                                       since October 1993.  Prior thereto,
                                       served as President and Chief Operating
                                       officer since September 1992.  Prior
                                       thereto, served as Group Vice President
                                       of the Diversified Products Group,
                                       Aeroquip Corporation since April 1990.
                                       Prior thereto, Vice President and
                                       General Manager of the Automotive
                                       Connectors Division of Aeroquip
                                       Corporation since July 1989.

Daniel K. Corwin, 48,                  Prior to assuming the position currently
Senior Vice President                  held in August 1994, served as Vice
and Chief Financial Officer            President of Administration and Chief
                                       Financial Officer since February 1992.
                                       Prior thereto, served as Vice President
                                       and General Manager, Electronics
                                       Division, since November 1990.  Prior
                                       thereto, served as Vice President of
                                       Operations since July 1988.

David G. Anderson, 43,                 Prior to assuming the position currently
Corporate Secretary, Treasurer,        held in February 1992, served as
and General Counsel                    Corporate Secretary, Treasurer,
                                       Controller and General Counsel since
                                       April 1988.

Donald J. Chesner, 51,                 Prior to assuming the position currently
Vice President and General             held in May 1993, served as General
Manager, Acme Transformer Division     Manager since February 1992.  Prior
                                       thereto, served as National Sales
                                       Manager, Acme Transformer Division,
                                       since March 1987.

John E. Gleason, 48,                   Prior to assuming the position currently
Vice President and General             held in May 1993, served as General
Manager, Electronics Division          Manager since February 1992.  Prior
                                       thereto, served as Operations Manager,
                                       Cuba Electronics Division, since October
                                       1991, and prior thereto, served as
                                       Operations Manager, Salt Lake City
                                       Electronics Division, since January
                                       1987.

Menahem Anderman, 42,                  Prior to assuming the position currently
Vice President and General             held in April 1994, served as Venture
Manager, Advanced Energy Systems       Director since May 1993.  Prior thereto,
                                       served as Technical Director since May
                                       1988.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS

     Information called for in response to this item is contained under the captions "Compensation of Executive Officers," "Employment Agreement," "1981

Incentive Stock Option Plan," "1989 Stock Option Plan," and "Pension Plan," presented in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1995 Annual Meeting of Shareholders to be held on October 27, 1995, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Nominees For Election As Directors" in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1995 Annual Meeting of Shareholders to be held on October 27, 1995, and is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain transactions have been referenced under Item 11. There are no other applicable relationships or related transactions.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     2.   FINANCIAL STATEMENT SCHEDULES

          See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     3.   EXHIBITS                             PAGE NUMBER OR INCORPORATION
          --------                                     BY REFERENCE
                                               ----------------------------

          3a   Certificate of Incorporation,   Exhibit (3a) to Report on
               as amended to date              Form 10-K for fiscal year
                                               ended June 30, 1989.

          3b   Bylaws, as amended to date      Exhibit (3b) to Report on
                                               Form 10-K for fiscal year
                                               ended June 30, 1990.

          10   Employment Agreements           See Exhibit 10 attached.

          11   Statement re. computation of    Note (1e) to Consolidated
               per share earnings              Financial Statements at
                                               page 26 of 1995 Annual
                                               Report to Shareholders.

          13   Acme Electric Corporation 1995
               Annual Report to Shareholders   See Exhibit 13 attached.

          21   Subsidiaries of Registrant      See Exhibit 21 attached.

          22   1995 Proxy Statement            Definitive Proxy Statement filed
                                               under Schedule 14A, September
                                               18, 1995, File No. 001-08277.

          23 a,b, Additional Exhibits -         Pages F-4 through F-7 on
             c,d   Undertakings                 Report on Form 10-K for fiscal
                                                year ended June 30, 1995.

         99    Additional Exhibits -
               News Release, April 28
               1995, announcing
               third quarter results.           See Exhibit 99-1 attached.
               News Release, May 17,
               1995, announcing Robert D.
               Batting being named to
               the board of directors.          See Exhibit 99-2 attached.
               News Release, May 17,
               1995, announcing Randall L.
               Clark being named to
               the board of directors.          See Exhibit 99-3 attached.
               News Release, May 26, 1995,
               announcing response to
               recent stock activity.           See Exhibit 99-4 attached.
               News Release, June 13, 1995,
               announcing response to
               recent stock activity.           See Exhibit 99-5 attached.
               News Release, June 27, 1995,
               announcing response to
               recent stock activity.           See Exhibit 99-6 attached.
               News Release, July 12, 1995,
               announcing an agreement with
               B.A.T. International.            See Exhibit 99-7 attached.
               News Release, July 20, 1995,
               announcing response to news
               report about the Company.        See Exhibit 99-8 attached.
               News Release, August 14, 1995,
               announcing fourth quarter
               and year-end results.            See Exhibit 99-9 attached.

(b)      REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K
         during the fifty-two-week period ending
         June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE AND TITLE                             DATE



/s/                                                 09/28/95
Robert D. Batting, Director



/s/                                                 09/28/95
Robert T. Brady, Director



/s/                                                 09/28/95
Randall L. Clark, Director



____________________________________                09/28/95
W. Bennett Conner, Director



/s/                                                 09/28/95
G. Wayne Hawk, Director



/s/                                                 09/28/95
Terry M. Manon, Director



/s/                                                 09/28/95
Robert J. McKenna, Director



/s/                                                 09/28/95
James W. McLaughlin, Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACME ELECTRIC CORPORATION




By:  /s/                                       Date:    09/28/95
     Robert J. McKenna
     Chairman, President and
     Chief Executive Officer



By:  /s/                                       Date:    09/28/95
     Daniel K. Corwin
     Senior Vice President
     and Chief Financial Officer

                              ACME ELECTRIC CORPORATION

                            INDEX TO FINANCIAL STATEMENTS


     The financial statements together with the report thereon of Price Waterhouse LLP dated August 10, 1995, appearing on pages 22 through 31 of the accompanying 1995 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                            FINANCIAL STATEMENT SCHEDULES

                                 1995 1994 AND 1993

                                                   PAGE

Report of independent accountants                  F-2

Valuation and qualifying accounts and              F-3
   reserves (Schedule VIII)

Consents of independent accountants                F-4, F-5
                                                   F-6 and F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Acme Electric Corporation



Our audits of the consolidated financial statements referred to in our report dated August 10, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders of Acme Electric Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements and Financial Statement Schedules which appears on page F-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
August 10, 1995


                                        ACME ELECTRIC CORPORATION
                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (000's Omitted)


                                                     ADDITIONS     ADDITIONS
                                        BALANCE AT  (DEDUCTIONS)  (DEDUCTIONS)   DEDUCTIONS    BALANCE
                                        BEGINNING     COST AND        OTHER         FROM       AT END
                                         OF YEAR       EXPENSE      ACCOUNTS      RESERVES     OF YEAR
                                        ----------   ----------    ----------    ----------    -------
FISCAL YEAR ENDED JUNE 30, 1995
  Reserve deducted from assets:
  Allowance for doubtful accounts        $  169        $  331         $ -           $ 49        $  451
  Inventory obsolescence and
    impairment reserve                   $  709        $    -         $ -           $143        $  566
  Valuation allowance provided on
    deferred tax asset (SFAS 109)        $    -        $    -         $ -           $  -        $    -
  Restructuring Cost Reserves            $1,292        $    -         $ -           $893        $  399


FISCAL YEAR ENDED JUNE 30, 1994
  Reserve deducted from assets:
  Allowance for doubtful accounts          $207        $  301         $ -           $339        $  169
  Inventory obsolescence and
    impairment reserve                     $359        $  350         $ -           $  -        $  709
  Valuation allowance provided on
    deferred tax asset (SFAS 109)          $147        $    -         $ -           $147        $    -
  Restructuring Cost Reserves              $  -        $1,515         $ -           $223        $1,292


FISCAL YEAR ENDED JUNE 30, 1993
  Reserve deducted from assets:
  Allowance for doubtful accounts          $ 80        $  143         $ -           $ 16        $  207
  Inventory obsolescence and
    impairment reserve                     $252        $  107         $ -           $  -        $  359
  Valuation allowance provided on
    deferred tax asset (SFAS 109)          $  -        $  173         $ -           $ 26        $  147


                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-45985) of Acme Electric Corporation of our report dated August 10, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 28, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-92825) of Acme Electric Corporation of our report dated August 10, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 28, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-89587) of Acme Electric Corporation of our report dated August 10, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 28, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-79488) of Acme Electric Corporation of our report dated August 10, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 28, 1995