Form 10-K/A
period 1995-06-30
ACME ELECTRIC CORP
filed 1995-10-20
CIK 2070

AMENDMENT TO FORM 10-K
FILE NO.:  001-08277



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

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

          27   Financial Data Schedule          See Exhibit 27 attached.

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