Form 10-Q
period 1995-09-29
ACME ELECTRIC CORP
filed 1995-11-13
CIK 2070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 29, 1995

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

                       (1)  YES __x__  NO ____

                       (2)  YES __x__  NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                    Outstanding at September 29, 1995

Common Stock, Par Value $1.00 Per Share                5,003,946

                         ACME ELECTRIC CORPORATION
                      PART I - FINANCIAL INFORMATION
                      ITEM I - FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEET

                                           Unaudited           Audited
                                       September 29, 1995   June 30, 1995
                                            (000's)             (000's)
                                       ------------------   -------------
ASSETS
Current Assets:
  Cash                                      $    21            $   386
  Accounts receivable, net                   18,134             17,253
  Inventories, net                           18,762             17,352
  Income taxes receivable                        47                325
  Deferred income taxes                       1,581              1,303
  Other current assets                        2,992              2,818
                                             ------             ------
    Total current assets                     41,537             39,437

Property, plant and equipment, at cost       31,518             31,143
  Less accumulated depreciation             (18,018)           (17,467)
Facilities held for sale, net                   981                981
                                             ------             ------

    Total property, plant & equipment, net   14,481             14,657
                                             ------             ------

Intangible assets, net                          226                226
                                             ------             ------

Other Assets                                  1,309              1,858
                                             ------             ------

Total Assets                                $57,553            $56,178
                                             ======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $ 7,307            $ 9,307
  Accrued compensation and other             3,971              3,700
  Current portion of long-term debt          1,441              1,440
                                            ------             ------
    Total current liabilities               12,719             14,447

Long-term debt                              27,196             24,419

Other long-term liabilities                  1,450              1,463

Total Liabilities                          $41,365            $40,329

Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 5,003,946 and 5,002,977 shar       5,004              5,003

  Capital in excess of par value           18,817             18,807
  Accumulated deficit                      (6,739)            (7,072)
  Less:  Treasury stock at cost
         (80,699 and 80,551 Shares)          (894)              (889)
                                           ------             ------

  Total shareholders' equity               16,188             15,849
                                           ------             ------

Total Liabilities and Shareholders' Equity $57,553           $56,178
                                            ======            ======

See accompanying Notes to Consolidated Financial Statements.

                         ACME ELECTRIC CORPORATION

                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                      13 Weeks Ended      13 Weeks Ended
                                    September 29, 1995  September 30, 1994
                                          (000's)             (000's)
                                    ------------------  ------------------
NET SALES                                 $25,931            $20,934
                                           ------             ------

COSTS AND EXPENSES:
  Cost of Sales                            19,760             14,395
  Research and Engineering Expense          1,147              1,232
  Selling and Administrative Expense        3,866              3,729
  Interest Expense                            585                354
    TOTAL COSTS AND EXPENSES               25,358             19,710
                                           ------             ------

INCOME BEFORE TAXES                           573              1,224

INCOME TAX EXPENSE                            240                471

NET INCOME                               $    333           $    753
                                          =======            =======

Weighted Average Number of
  Shares Outstanding                    4,961,196          4,881,611

NET INCOME PER COMMON SHARE               $   .07            $   .15
                                           ======             ======

See accompanying Notes to Consolidated Financial Statements

                         ACME ELECTRIC CORPORATION

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                      13 Weeks Ended       13 Weeks Ended
                                    September 29, 1995   September 30, 1994
                                          (000's)              (000's)
                                    ------------------   ------------------

Cash flows from operating activities:

Net Income                               $   333             $   753
Adjustments to reconcile net income
  to net cash provided from
  operating activities:
  Depreciation and amortization              551                 488
  Loss on sale/retirement of
    fixed assets                               -                   7
Change in assets and liabilities:
  Accounts receivable, net                  (881)             (1,322)
  Inventories, net                        (1,410)             (1,824)
  Other assets                              (134)               (244)
  Prepaid and deferred income taxes          509                 626
  Accounts payable                        (2,000)                959
  Reserves for restructuring, net              -                (755)
  Accrued compensation and other             258                (453)
                                          ------              ------
Net cash used in operating activities     (2,774)             (1,765)
                                          ------              ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                              (375)             (1,052)
                                          -----              ------
Net cash used in investing activities      (375)             (1,052)
                                          -----              ------

Cash flows from financing activities:
  Increase of borrowings, net             2,777              2,594
  Proceeds from employee stock purchase,
    stock option and dividend reinvest-
    ment plans                               12                 65
  Purchase of treasury stock                 (5)                 -
                                         ------             ------

Net cash provided by financing
  activities                              2,784              2,659
                                         ------             ------
Net decrease in cash                       (365)              (158)

Cash at beginning of period                 386                160
                                         ------             ------
Cash at end of period                   $    21            $     2
                                         ======             ======

See accompanying Notes to Consolidated Financial Statements.

                           ACME ELECTRIC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. The Consolidated Balance Sheet of Acme Electric Corporation ("Registrant") at September 29, 1995, the Consolidated Statement of Operations for the thirteen-week periods ended September 29, 1995, and September 30, 1994, and the Consolidated Statement of Cash Flows for the thirteen-week periods ended September 29, 1995, and September 30, 1994, include all adjustments necessary for a fair representation of the results for such periods.

The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1995 Annual Report filed on Form 10-K.

2.  Inventories included in the Consolidated Balance Sheet are as follows:

                               September 29, 1995    June 30, 1995
                                     (000's)             (000's)

     Raw Material                    $ 6,456             $ 6,990
     Work-In-Process                   5,933               4,819
     Finished Goods                    6,373               5,543
                                      ------              ------
                                     $18,762             $17,352
                                      ======              ======

Inventories are reported net of reserves for obsolescence of $584,000 and $566,000 at September 28 and June 30, respectively.

3. Accounts receivables included in the Consolidated Balance Sheet are as follows:

                               September 29, 1995    June 30, 1995
                                    (000's)             (000's)

     Billed                         $17,013             $16,439
     Unbilled                         1,639               1,265
                                     ------              ------
     Subtotal                        18,652              17,704
       Less allowance for
       doubtful accounts               (518)               (451)
                                     ------              ------
                                    $18,134             $17,253
                                     ======              ======

Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

4. The Company had recorded in fiscal 1994 (April 1, 1994) a one-time charge to pre-tax earnings of $7,475,000. Included in this prior-year charge was an asset impairment write down of $2,400,000 of intangible assets and $3,184,000 of FNC facility and equipment costs. The Company had further accrued restructuring reserves of another $1,891,000, related to its aerospace business. As of September 29, 1995, $702,000 of reserve associated with impaired inventory ($303,000) and the idle URDC facility ($399,000) remained on the balance sheet.

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

A summary of the period-to-period change in the principal items included in the consolidated balance sheets and which affect financial condition follows:

                            Comparison of Balance Sheets at
                                   September 29, 1995
                                          and
                                     June 30, 1995
                            -------------------------------
                                  Increase   (Decrease)
                                         (000's)

   Current Assets                        $ 2,100
   Property, Plant & Equipment Net          (176)
   Intangibles and Other Assets             (549)
                                           -----
                                         $ 1,375
                                           =====
   Current Liabilities                   $(1,728)
   Long-Term Debt and Other Liabilities    2,764
   Shareholders' Equity                      339
                                           -----
                                          $1,375
                                           =====

Current assets at September 29, 1995, reflect a net increase of approximately $2,100,000, or 5.3%, over the June 30, 1995, level, as a result of increases in accounts receivable and inventories. The increase in accounts receivable ($881,000) is reflective of the strong sales performance for the two most recent months ended September 29, which produced a record sales quarter. Approximately $490,000 of the $881,000 additional receivables relates to an increase in the unbilled receivables account of the aerospace business, reflecting increased engineering contract work containing milestone provisions as billing prerequisites. Inventory levels increased $1,410,000 from June 30 levels as a result of increased production volume in support of record sales, combined with planned safety stocks to support the production interruption anticipated to be incurred during the Demand Flow Technology (DFT) implementation.

The net decrease in property, plant and equipment of approximately $176,000, or 1.2%, is the result of depreciation expense for the quarter of $551,000, in part, offset by current year capital expenditures of $375,000.

Other assets decreased approximately $549,000, or 26.4%, due primarily to the utilization of a portion of the deferred tax asset, offset against the income tax expense recorded in the quarter of $240,000, along with corporate tax refunds received of $278,000.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)

Current liabilities decreased approximately $1,728,000, or 12.0%, as a result of a decrease in the balance sheet accounts payable, which are subject to timing fluctuations due to reporting period-end cut-offs and decrease days payable outstanding.

Long-term debt and other liabilities increased approximately $2,764,000, or approximately 11.3%, from June 30, 1995. This net increase is reflective of the funding required for the increased inventories and receivables, combined with a net paydown on trade payables. In the quarter, the Company received $1,500,000 of governmental loan proceeds associated with the recently completed Cuba facility. The Company further anticipates, within the current fiscal year, the receipt of an additional $700,000 of low-interest governmental loans and grants related to this same completed facility.

The increase in shareholders' equity of $339,000 is primarily due to the year-to-date net profit of $333,000 plus the net proceeds from stock-selling programs received since June 30, 1995.

The Company has financed its working capital requirements, in part, through operations, with the balance coming from increased borrowings. The Company expects that operating activities for the remainder of fiscal year 1996 will produce cash to support working capital requirements and remaining capital expenditures, exclusive of the new business system, through the end of the current fiscal year. The Company anticipates expending approximately $3,500,000 over the next eighteen months on a new business information system. A third-party lease arrangement is in place to fund this project. The Company, further, has in place a credit agreement which provides for a secured term loan with a current principal balance of $5,735,000 and a $21,000,000 secured revolving credit line, which it believes will provide sufficient liquidity for the near term. The credit agreement, as extended, provides for a maturity date on the line of credit of December 1, 1996, with an option for a one-year extension, while the term loan matures January 2, 2000. It is the Company's intent, within the near future, to revisit its capital structure and pursue the appropriate financial alternative that will provide a basis for continued growth in the long term.

RESULTS OF OPERATIONS:

     THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 29, 1995, COMPARED WITH THE
         COMPARABLE THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 30, 1994


Consolidated sales for the thirteen-week period ended September 29, 1995, were $25,931,000, compared with $20,934,000 for the comparable period of a year earlier, or an increase of 23.9%. This increase is attributable to steady growth in sales of uninterruptible power supplies (UPS) to AT&T, combined with increased volume of transformer product sales, primarily associated with the Siemens original equipment manufacturer (OEM) account. Improved sales occurred at the Aerospace Division as customer backlogs were brought current.

Cost of sales as a percentage of sales for the thirteen-week periods ended September 29, 1995, and September 30, 1994, were 76.2% and 68.8%, respectively. This increase in the current quarter compared with the same period a year ago reflects the impact of increased material prices not recovered through sale price increases, a higher mix of products with lower associated margins sold during the quarter, and manufacturing cost inefficiencies experienced at the Aerospace Division,as efforts were focused in bringing current the delinquent customer backlogs. The Company has initiated sale price increases to recover the margin erosion caused by the raw material cost increases, but it is anticipated that full recovery may span a couple of years.

Research and engineering expenses as a percent of net sales for the thirteen-week period ended September 29, 1995, decreased to 4.4% from 5.9% during the comparable period of the prior year. This decline in percent is primarily due to the increased sales level achieved in the current year quarter. Actual costs decreased $85,000, in the aggregate, due to lower agency, consulting and development fees.

Selling and administrative costs as a percent of net sales decreased to 14.9% for the thirteen-week period ended September 29, 1995, from 17.8% for the comparable period of the prior year. This percentage comparison decrease reflects the lower sales related costs associated with the mix of products sold in the quarter, including for certain lower gross margin products sold in the quarter.

Interest expense as a percent of net sales for the thirteen-week period ended September 29, 1995, increased to 2.3% from 1.7% for the comparable period of the prior year. Interest expense for the quarter to prior-year-quarter comparison increased $231,000, primarily due to higher debt levels maintained to support the Company's working capital requirements. To a much lesser extent, slightly higher interest rates also contributed to the higher interest costs.

Income taxes as a percent of income before taxes for the thirteen-week period ended September 29, 1995, was 41.9%, compared with 38.5% for the comparable period a year earlier. This variation in the effective tax rate is primarily the result of year-to-year variations in certain book-to-tax differences, relating to book expenses not deductible for tax calculation purposes.

Backlog at September 29, 1995, was $20,393,281, compared with $17,909,288 at the end of the comparable period of the prior year.

                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information
         a.  Exhibits
             Interim Report dated
             November 3, 1995, for the
             quarter ended September 29,
             1995.                               See Exhibit 13 attached.
             Financial Data Schedule.            See Exhibit 27 attached.
             News Release of October 13,
             1995, announcing first-quarter
             results for fiscal year 1996.       See Exhibit 99 attached.

         b. There were no reports filed on Form 8-K during the thirteen-week period ended September 29, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACME ELECTRIC CORPORATION
                                         (Registrant)



Date:    November 10, 1995        /s/
                                  Robert J. McKenna
                                  Chairman, President and
                                  Chief Executive Officer



Date:    November 10, 1995       /s/
                                 Daniel K. Corwin
                                 Chief Financial Officer and
                                 Senior Vice President