Form 10-Q
period 1995-12-29
ACME ELECTRIC CORP
filed 1996-02-12
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1995

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

                                                 (1)  YES   x    NO ____

                                                 (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at December 29, 1995

Common Stock, Par Value $1.00 Per Share                 5,008,774


                            ACME ELECTRIC CORPORATION

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                        Unaudited             Audited
                                     December 29, 1995     June 30, 1995
                                          (000's)             (000's)
ASSETS
Current Assets:
     Cash                                $    22             $   386
     Accounts receivable, net             16,133              17,253
     Inventories, net                     17,734              17,352
     Income taxes receivable                  --                 325
     Deferred income taxes                 1,595               1,303
     Other current assets                  3,039               2,818
                                          ------              ------
       Total current assets               38,523              39,437
                                          ------              ------

Property, plant and equipment, at cost    31,960              31,143
     Less accumulated depreciation       (18,563)            (17,467)
Facilities held for sale, net                981                 981
                                          ------              ------
Total property, plant & equipment, net    14,378              14,657
                                          ------              ------

Intangible assets, net                       226                 226
                                          ------              ------

Other assets                               1,727               1,858
                                          ------              ------

Total Assets                             $54,854             $56,178
                                          ======              ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                    $ 6,543             $ 9,307
     Accrued compensation and other        3,727               3,700
     Current portion of long-term debt     1,443               1,440
                                          ------              ------
       Total current liabilities          11,713              14,447
Long-term debt                            26,297              24,419
Other long-term liabilities                1,450               1,463
                                          ------              ------

Total Liabilities                        $39,460             $40,329
                                          ------              ------

Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,008,774 and 5,002,977        5,009               5,003

     Capital in excess of par value       18,852              18,807

     Accumulated deficit                  (7,573)             (7,072)

     Less:  Treasury stock at cost
        (80,699 and 80,551 Shares)          (894)               (889)
                                          ------              ------

     Total shareholders' equity           15,394              15,849
                                          ------              ------

Total Liabilities and
Shareholders' Equity                     $54,854             $56,178
                                          ======              ======

See accompanying Notes to Consolidated Financial Statements.

                            ACME ELECTRIC CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                13 Weeks     13 Weeks     26 Weeks     26 Weeks
                                 Ended        Ended        Ended        Ended
                                12/29/95     12/30/94     12/29/95     12/30/94
                                 (000's)      (000's)      (000's)      (000's)

NET SALES                        $23,425      $21,320      $49,356      $42,254
                                  ------       ------       ------       ------
COSTS AND EXPENSES:
     Cost of Goods Sold           19,096       15,475       38,856       29,870
     Research and Engineering
       Expense                     1,149        1,320        2,296        2,552
     Selling and Administrative
       Expense                     3,877        3,535        7,743        7,264
     Interest Expense                605          439        1,190          793
                                  ------       ------       ------       ------

  TOTAL COSTS AND EXPENSES        24,727       20,769       50,085       40,479
                                  ------       ------       ------       ------

INCOME (LOSS) BEFORE TAXES        (1,302)         551         (729)       1,775

INCOME TAX EXPENSE (BENEFIT)        (468)         212         (228)         683
                                  ------       ------       ------       ------

NET INCOME (LOSS)                $  (834)     $   339      $  (501)     $ 1,092
                                  ======       ======       ======       ======

Weighted Average Number of
     Shares Outstanding        4,949,791    4,920,669    4,955,494    4,901,140

NET INCOME (LOSS) PER
     COMMON SHARE                $  (.17)     $   .07      $  (.10)     $   .22
                                  ======       ======       ======       ======

See accompanying Notes to Consolidated Financial Statements

                            ACME ELECTRIC CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                            26 Weeks Ended     26 Weeks Ended
                                           December 29, 1995  December 30, 1994
                                                (000's)            (000's)

Cash flows from operating activities:
Net income (Loss)                              $  (501)           $ 1,092
Adjustments to reconcile net income
     to net cash provided from
     operating activities:
     Depreciation and amortization               1,100               977
     Loss on sale/retirement of
       fixed assets                                 --                 7
Change in assets and liabilities:
     Accounts receivable, net                    1,120              (245)
     Inventories, net                             (382)           (3,503)
     Other assets                                  (17)             (286)
     Prepaid and deferred income taxes              38               490
     Accounts payable                           (2,764)              454
     Reserves for restructuring, net                --              (899)
     Accrued compensation and other                 48               176
     Other long-term liabilities                    --              (706)
                                                 -----             -----
Net cash used in operating activities           (1,358)           (2,443)

Cash flows from investing activities:
     Additions to property, plant and equipment   (821)           (2,726)
     Investment in unconsolidated subsidiary      (111)               --
                                                 -----             -----
Net cash used in investing activities             (932)           (2,726)
                                                 -----             -----

Cash flows from financing activities:
     Increase of borrowings, net                 1,880             4,861
     Proceeds from employee stock purchase, stock
       option and dividend reinvestment plans       51               460
     Purchase of treasury stock                     (5)             (308)
                                                 -----             -----
Net cash provided by financing activities        1,926             5,013
                                                 -----             -----
Net decrease in cash                              (364)             (156)

Cash at beginning of period                        386               160
                                                 -----             -----
Cash at end of period                          $    22           $     4
                                                ======            ======

See accompanying Notes to Consolidated Financial Statements.

                            ACME ELECTRIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The Consolidated Balance Sheet of Acme Electric Corporation ("Registrant") at December 29, 1995, the Consolidated Statement of Operations for the thirteen- and twenty-six-week periods ended December 29, 1995, and December 30, 1994, and the Consolidated Statement of Cash Flows for the twenty-six weeks ended December 29, 1995, and December 30, 1994, include all adjustments for a fair presentation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1995 Annual Report filed on Form 10-K.

2.   Inventories included in the Consolidated Balance Sheet are as follows:

                                        December 29, 1995       June 30, 1995
                                             (000's)               (000's)
               Raw Material                 $ 7,451               $ 6,990
               Work-In-Process                4,362                 4,819
               Finished Goods                 5,921                 5,543
                                             ------                ------
                                            $17,734               $17,352
                                             ======                ======

     Inventories are reported net of reserves for obsolescence of $505,000 and $566,000 at December 29 and June 30, respectively.

3. Accounts receivable included in the Consolidated Balance Sheet are as follows:

                                        December 29, 1995       June 30, 1995
                                             (000's)               (000's)
               Billed                       $15,607               $16,439
               Unbilled                       1,283                 1,265
                                             ------                ------
               Subtotal                      16,890                17,704
                 Less allowance for
                 doubtful accounts             (757)                 (451)
                                             ------                ------
                                            $16,133               $17,253
                                             ======                ======

     Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

4. The Company had recorded in fiscal 1994 a one-time charge to pre-tax earnings of $7,475,000. Included in this prior-year charge was an asset impairment write down of $2,400,000 of intangible assets and $3,184,000 of FNC facility and equipment costs. The Company had further accrued restructuring reserves of another $1,891,000, related to its aerospace business. As of December 29, 1995, $667,000 of reserve associated with impaired inventory ($268,000) and the idle facility ($399,000) remained on the balance sheet.

                            ACME ELECTRIC CORPORATION
                                     Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

     A summary of the period-to-period change in the principal items included in the consolidated balance sheets and which affect financial condition follows:

                                       Comparison of Balance Sheets at
                                              December 29, 1995
                                                      and
                                                 June 30, 1995
                                             Increase   (Decrease)
                                                    (000's)

     Current Assets                                $  (914)

     Property, Plant & Equipment Net                  (279)

     Intangibles and Other Assets                     (131)
                                                    ------
                                                   $(1,324)
                                                    ======

     Current Liabilities                           $(2,734)

     Long-Term Debt and Other Liabilities            1,865

     Shareholders' Equity                          $  (455)
                                                    ------
                                                   $(1,324)
                                                    ======


     Current assets at December 29, 1995, reflect a net decrease of approximately $914,000, or 2.3%, from the June 30, 1995, level, primarily due to a decrease in accounts receivable of approximately $1,120,000. The decrease in accounts receivable reflects the decline in November and December shipments, resulting from production interruptions caused by the introduction of advanced manufacturing technology at Acme's Power Distribution Products Division, combined with an orders slow down for UPS product incurred during AT&T's internal transitioning of its major business segments. Inventories increased slightly ($382,000) due to the aforementioned reasons. The remaining net decline in current assets reflect the receipt of tax refunds relative to fiscal 1995.

     The net decrease in property, plant and equipment of $279,000, or 1.9%, is the result of depreciation expense year-to-date of $1,100,000 offset by current expenditures of approximately $821,000.

     Intangibles and other assets decreased $131,000, or 6.3%, primarily due to current year expense recognition of miscellaneous deferred costs incurred in prior periods.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)



     Current liabilities decreased $2,734,000, or 18.9%, as a result of a decrease in the balance sheet accounts payable, which are subject to timing fluctuations due to reporting period-end cut-offs and decrease in days payable outstanding.

     Long-term debt and other liabilities increased approximately $1,878,000, or approximately 7.7%, from June 30, 1995. This increase reflects the funding required to keep trade payables current, along with financing equipment acquisitions of approximately $800,000. During the first quarter of the fiscal year, the Company received $1,500,000 of governmental loan proceeds associated with the recently completed Cuba facility. The Company further anticipates, within the current fiscal year, the receipt of an additional $700,000 of low-interest governmental loans and grants related to this same completed facility.

     The decrease in shareholders' equity of $455,000 is primarily due to the year-to-date net loss of $501,000, in part offset with the net proceeds from stock-selling programs received since June 30, 1995.

     The Company has financed its working capital requirements, in part, through operations, with the balance coming from increased borrowings. The Company expects that operating activities for the remainder of fiscal 1996 will produce cash to support working capital requirements and remaining capital expenditures, exclusive of the new business system, through the end of the current fiscal year. The Company anticipates expending approximately $3,500,000 on a new business information system. A third-party lease arrangement is in place to fund the majority of this project. Approximately $2,000,000 has already been expended through the third party lessor, and the additional $1,500,000 will be spent over the next twelve months. The Company, further, has in place a credit agreement which provides for a secured term loan with a current principal balance of $5,399,000 and a secured revolving credit line against which the Company has combined outstanding borrowings and letters of credit nearing the $21,000,000 limit thereof. The Company believes that this existing credit arrangement should provide sufficient liquidity for the near term. The credit agreement, as extended, provides for a maturity date on the line of credit of December 1, 1996, with provision for a one-year extension, for which the Company has applied and expects to receive prior to the end of the current fiscal year. The term loan matures January 2, 2000.

     The Company has been informed by the New York State Department of Environmental Conservation (DEC) that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a PRP, the Company will potentially be subject to liability for the cost of site investigation and remediation. At this point in time, not enough information is available from which any reasonable estimate of cost can be made. The Company did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes provide coverage.

RESULTS OF OPERATIONS:


         Thirteen- and twenty-six-week periods ended December 29, 1995, compared with the comparable thirteen- and twenty-six-week periods ended December 30, 1994


     Consolidated sales for the thirteen- and twenty-six-week periods ended December 29, 1995, were $23,425,000 and $49,356,000, respectively, compared with $21,320,000 and $42,254,000 for the comparable periods of a year earlier, or an increase over the prior year's same quarter of 9.9% and 16.8% in the year-to-date comparison. The net sales increase in the quarter-to-quarter comparison reflects sale price increases of approximately $500,000, combined with increased uninterruptible power supplies (UPS) product sales over those of the prior year, though less than the first quarter of fiscal '96. The Company's continued improvement in meeting production and shipment schedules in support of the customer requirements at the Aerospace Division further have contributed to improved quarterly sales over the prior year. These positive sales trends resulted in a net sales increase, quarter-to-quarter, in spite of the lost production and related shipments (estimated impact on sales to be in excess of $1 million for quarter) experienced in the Power Distribution Products Division as a result of the short-term disruption associated with the introduction of new advanced manufacturing techniques. In the year-to-date comparison, higher sales of UPS product, transformer sales to Siemens, along with improved Aerospace operations allowing for reduction of backlog, all contributed to improved year-to-date fiscal 1996 sales over the same period for the prior year.

     Cost of sales as a percentage of sales for the thirteen- and twenty-six-week periods ended December 29, 1995, were 81.5% and 78.7%, respectively, compared to 72.6% and 70.7% for the comparable periods of the prior year. This increase, both in the quarter-to-quarter and year-to-date comparisons with the same periods of a year ago, reflects the impact of increased material prices not yet fully recovered through sale price increases, a higher mix of products with lower associated margins sold during the current year, and manufacturing cost inefficiencies and engineering contract cost overruns experienced at the Aerospace Division as efforts were focused in bringing current the delinquent backlog. In addition, the Company had sized it's labor force, in the transformer manufacturing operation, to support anticipated sales levels that have not been achieved, while at the same time introducing new advanced manufacturing techniques with associated disruption costs. The Company has recently taken the appropriate steps to reduce its labor force in support of the current realized business levels. Further, the Company has initiated sale price increases to recover the margin erosion caused by raw material cost increases, but, while favorable results have already been recorded in the quarter, it is anticipated that full recovery will take eighteen more months.

     Research and engineering expenses as a percent of net sales for the thirteen-and twenty-six-week periods ended December 29, 1995, were 4.9% and 4.7%, respectively, a decrease from the 6.2% and 6.0% experienced for the similar periods of a year ago. This decline in percent is primarily due to the increased sales level achieved in the current year. Actual costs decreased $171,000 and $256,000 for the quarter and year-to-date comparisons, respectively, due to lower agency, consulting and development fees.

     Selling and administrative costs as a percent of net sales were 16.5% and 15.7%, respectively, for the thirteen- and twenty-six-week periods ended
December 29, 1995, compared to 16.5% and 17.1% for the similar periods of a year earlier. The year-to-date "percentage of sale" decrease reflects the increased sales in the current year over the same period of the prior year, while being able to minimize increased costs associated with new sales in the areas of commissions and marketing expenses.

     Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended December 29, 1995, increased to approximately 2.6% and 2.4%, respectively, from 2.1% and 1.9%, respectively, for the comparable periods of the prior year. This increase is reflective of both a higher outstanding debt threshold (in excess of an additional $2 million borrowed) and increased interest rates, averaging approximately one-half of a percentage point higher.

     Income taxes as a percent of income before taxes were 35.5% and 31.3%, respectively, for the thirteen- and twenty-six-week periods ended December 29, 1995, compared with 38.5% for the comparable periods of a year earlier. The variation in the effective tax rates is influenced by a number of factors, including the difference in tax benefits associated with losses (assuming future benefits to be realized) and tax provisions associated with profits. A conservative approach (as favored by SFAS 109) in recording tax benefits on current losses that are dependent on future profits leads to a lower effective tax rate, coupled with certain statutory minimum taxes that further reduce the full tax benefit realized. In addition, no tax benefit has been recorded against the start-up losses associated with Acme's joint venture in Ireland based upon the Company's intent to reinvest all future profits into the foreign operation, thus further reducing the effective tax benefit rate used in the current year's financial statements.

     Backlog at December 29, 1995, was $17,419,649, compared with $18,550,580 at the end of the comparable period of the prior year. This decrease is primarily due to the improved production activity at the Aerospace Division, thereby reducing the backlog associated with delinquent customer orders.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    a.  Exhibits - News Release dated February 6, 1996, announcing second-
                   quarter results for fiscal year 1996.
                 - Interim Report dated February 9, 1996, for the second
                   quarter ended December 29, 1995.
    b. There were no reports filed on Form 8-K during the twenty-six-week period ended December 29, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME ELECTRIC CORPORATION
                                             (Registrant)



Date:    February 12, 1996                   _______________________________
                                             Robert J. McKenna
                                             Chairman, President and
                                             Chief Executive Officer



Date:    February 12, 1996                    ________________________________
                                              Daniel K. Corwin
                                              Senior Vice President and
                                              Chief Financial Officer