Form 10-Q
period 1996-03-29
ACME ELECTRIC CORP
filed 1996-05-13
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 1996

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

(1)  YES   x    NO ____

(2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                CLASS                           OUTSTANDING at MARCH 29, 1996

Common Stock, Par Value $1.00 Per Share                   5,017,544

                            ACME ELECTRIC CORPORATION

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                            Unaudited         Audited
                                          March 29, 1996   June 30, 1995
                                              (000's)         (000's)
                                          ---------------  -------------
ASSETS
- ------
Current Assets:
  Cash                                       $     3          $   386
  Accounts receivable, net                    16,003           17,253
  Inventories, net                            16,581           17,352
  Income taxes receivable                         --              325
  Deferred income taxes-current portion        1,508            1,303
  Other current assets                         2,996            2,818
                                              ------           ------
    Total current assets                      37,091           39,437
                                              ------           ------
Property, plant and equipment, at cost        34,806           31,143
  Less accumulated depreciation              (19,106)         (17,467)
Idle facilities held for sale, net               981              981
                                              ------           ------

    Total property, plant & equipment, net    16,681           14,657
                                              ------           ------

Other assets                                   1,860            2,084
                                              ------           ------

Total Assets                                 $55,632          $56,178
                                              ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                           $ 4,107          $ 9,307
  Accrued compensation and other               4,132            3,700
  Current portion of long-term debt            1,815            1,440
                                              ------           ------
    Total current liabilities                 10,054           14,447
Long-term debt                                28,378           24,419
Other long-term liabilities                    1,686            1,463
                                              ------           ------
Total Liabilities                            $40,118          $40,329
                                              ------           ------
Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 5,017,544 and 5,002,977               5,018            5,003
  Capital in excess of par value              18,890           18,807
  Accumulated deficit                         (7,500)          (7,072)
  Less:  Treasury stock at cost
   (80,699 and 80,551 Shares)                   (894)            (889)
                                               ------          ------

  Total shareholders' equity                  15,514           15,849
                                              ------           ------

Total Liabilities and Shareholders' Equity   $55,632          $56,178
                                              ======           ======

See accompanying Notes to Consolidated Financial Statements.

                            ACME ELECTRIC CORPORATION

                          CONSOLIDATED INCOME STATEMENT
                                   (Unaudited)

                         13 Weeks     13 Weeks     39 Weeks     39 Weeks
                          Ended        Ended        Ended        Ended
                         03/29/96     03/31/95     03/29/96     03/31/95
                         (000's)      (000's)      (000's)      (000's)
                         --------     --------     --------     --------
NET SALES                 $23,155      $24,184      $72,511      $66,438
                           ------       ------       ------       ------

COSTS AND EXPENSES:
  Cost of Goods Sold       17,821       18,090       56,677       47,960
  Research and Engineering
    Expense                 1,186        1,170        3,482        3,722
   Selling and Administrative
    Expense                 3,436        3,783       11,179       11,047
  Interest Expense            571          573        1,761        1,366
                           ------       ------       ------       ------

TOTAL COSTS AND EXPENSES   23,014       23,616       73,099       64,095

INCOME (LOSS) BEFORE TAXES    141          568         (588)       2,343

INCOME TAX EXPENSE (BENEFIT)   68          234         (160)         917
                           ------       ------       ------       ------

NET INCOME (LOSS)         $    73      $   334      $  (428)     $ 1,426
                           ======       ======       ======       ======

Weighted Average Number of
  Shares Outstanding    4,949,320    4,937,221    4,953,436    4,913,167

NET INCOME (LOSS) PER
  COMMON SHARE               $.01         $.07        $(.09)        $.29
                             ====         ====        =====         ====

See accompanying Notes to Consolidated Financial Statements

                            ACME ELECTRIC CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                          39 Weeks Ended   39 Weeks Ended
                                          March 29, 1996   March 31, 1995
                                             (000's)          (000's)
                                          --------------   --------------
Cash flows from operating activities:
Net income (loss)                            $  (428)         $ 1,426
Adjustments to reconcile net income (loss)
  to net cash provided from
  operating activities:
  Depreciation and amortization                1,651            1,482
  Loss on sale/retirement of
    fixed assets                                  --               18
Change in assets and liabilities:
  Accounts receivable, net                     1,250           (3,082)
  Inventories, net                               771           (4,678)
  Other assets                                   117             (162)
  Prepaid and deferred income taxes              126              714
  Accounts payable                            (5,200)           2,750
  Reserves for restructuring, net                 --             (899)
  Accrued compensation and other                 453              364
  Other Long-term Liabilities                    236             (706)
                                              ------           ------
Net cash used in operating activities         (1,024)          (2,773)
                                              ------           ------
Cash flows from investing activities:
  Additions to property, plant and equipment  (3,675)          (3,657)
  Investment in unconsolidated subsidiary       (111)            (100)
                                              ------           ------
Net cash used in investing activities         (3,786)          (3,757)
                                              ------           ------

Cash flows from financing activities:
  Borrowings of Life Insurance Policy             --              834
  Increase of borrowings, net                  4,334            5,378
  Proceeds from employee stock purchase, stock
     option and dividend reinvestment plans       98              630
  Purchase of treasury stock                      (5)            (413)
                                              ------           ------
Net cash provided by financing activities      4,427            6,429
                                              ------           ------
Net decrease in cash                            (383)            (101)

Cash at beginning of period                      386              160
                                              ------           ------
Cash end of period                           $     3          $    59
                                              ======           ======

See accompanying Notes to Consolidated Financial Statements.

                            ACME ELECTRIC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1. The Consolidated Balance Sheet of Acme Electric Corporation ("Registrant") at March 29, 1996, the Consolidated Statement of Operations for the thirteen- and thirty-nine-week periods ended March 29, 1996, and March 31, 1995, and the Consolidated Statement of Cash Flows for the thirty-nine weeks ended March 29, 1996, and March 31, 1995, include all adjustments for a fair presentation of the results for such periods.

The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1995 Annual Report filed on Form 10-K.

2.  Inventories included in the Consolidated Balance Sheet are as follows:

                          March 29, 1996        June 30, 1995
                              (000's)              (000's)
                          --------------        -------------

     Raw Material            $ 7,215              $ 6,990
     Work-In-Process           4,043                4,819
     Finished Goods            5,323                5,543
                              ------               ------
                             $16,581              $17,352

Inventories are reported net of reserves for obsolescence of $555,000 and $566,000 at March 29 and June 30, respectively.

3.  Accounts receivable included in the Consolidated Balance Sheet are as follows:
                          March 29, 1996        June 30, 1995
                              (000's)              (000's)
                          --------------        -------------

     Billed                  $15,266              $16,439
     Unbilled                  1,036                1,265
                              ------               ------
     Subtotal                 16,302               17,704
       Less allowance for
       doubtful accounts        (299)                (451)
                              ------               ------
                             $16,003              $17,253
                              ======               ======

Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

4. The Company had recorded in fiscal 1994 a one-time charge to pre-tax earnings of $7,475,000. Included in this prior-year charge was an asset-impairment write-down of $2,400,000 of intangible assets and $3,184,000 of FNC facility and equipment cost. The Company had further accrued restructuring reserves of another $1,891,000, related to the aerospace business. As of March 29, 1996, $611,000 of reserve associated with impaired inventory ($212,000) and idle facility ($399,000) remained on the balance sheet.

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

A summary of the period-to-period change in the principal items included in the consolidated balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                             March 29, 1996
                                                  and
                                              June 30, 1995
                                    -------------------------------
                                         Increase   (Decrease)
                                                (000's)

     Current Assets                            $(2,346)
     Property, Plant & Equipment Net             2,024
     Other Assets                                 (224)
                                                 -----
                                               $  (546)
                                                ======
     Current Liabilities                       $(4,393)
     Long-Term Debt                              3,959
     Other Liabilities                             223

     Shareholders' Equity                         (335)
                                                 -----
                                               $  (546)
                                                ======


Current assets at March 29, 1996, reflect a net decrease of approximately $2,346,000, or 5.9%, from the June 30, 1995, level, due to decreases in accounts receivable of approximately $1,250,000 and inventories of approximately $771,000. The accounts receivable decrease reflects the decline in sales and shipments of uninterruptible power supply (UPS) products in February and March, compared to the prior May and June, combined with the receipt of nearly $500,000 on the Boeing 777 program. The net decrease in inventory is primarily attributable to the advanced manufacturing techniques that were introduced at the Power Distribution Products Division during the preceding quarter.

The net increase in property, plant and equipment of $2,024,000, or 13.8%, is the combined result of current year additions, including machinery and equipment purchases of approximately $822,000 and the new business system of approximately $2,853,000, offset by approximately $1,651,000 of year-to-date depreciation expense.

Other assets decreased $224,000, or 10.8%, primarily due to amortization of deferred costs.

Current liabilities have decreased $4,393,000 (30.4%) from the June 30, 1995, level due to a decrease of $5,200,000 in the outstanding accounts payable, which are subject to timing fluctuations due to period-end cut-offs and coupled with reduced material purchasing requirements, resulting from relaxed vendor allocation programs and a decline in UPS production activity.

Long-term debt increased $3,959,000, or approximately 16.2%, from June 30, 1995. This increase reflects the financing incurred for the new business system, along with other machinery acquisitions.

The $223,000 (15.2%) year-to-date net increase in other liabilities reflects the additional accrual of $636,000 of incurred new business system costs, offset, in part, by the reversal of $400,000 of a $575,000 loss reserve, associated with a long-term contract with the Department of Navy. The Company was recently contacted by the Naval Air Warfare Center with the express interest of terminating for convenience the sealed lead acid battery (SLAB) contract. The Company has agreed to an approach in expediting the termination process and, accordingly, revised its loss estimate and corresponding balance sheet reserve to reflect the current contract activity.

The decrease in shareholders' equity of $335,000 is primarily due to losses incurred year-to-date of $428,000, in part, offset by net proceeds from stock selling programs and options exercised since June 30, 1995.

The Company has financed its working capital requirements, in part, through operations, with the balance coming from increased borrowings. The Company expects that operating activities for the remainder of fiscal 1996 will produce ample cash to support working capital requirements and remaining capital expenditures, exclusive of the new business system, through the end of the current fiscal year. The Company anticipates expending approximately $3,500,000 on the new business information system, of which nearly $2,800,000 has been incurred to date. Approximately $2,100,000 of these costs have been financed through a third-party lessor. The Company is presently negotiating the terms for further financing from such lessor. In March, the Company received $225,000 of low-interest governmental loan proceeds and, in April, another $500,000 of governmental loan ($200,000) and grant ($300,000) funds associated with the new Cuba factory.

The Company, further, has in place a credit agreement which provides for a secured term loan with a current principal balance of $5,060,000 and a secured revolving credit line with a $21,000,000 limit, against which the Company has combined outstanding borrowings and letters of credit nearing $18,000,000. The Company believes that these existing credit arrangements should provide sufficient liquidity for the near term. The credit agreement, as extended, provides for a maturity date on the revolving line of credit of December 1, 1996, with provision for a one-year extension, for which the Company has applied and expects to receive prior to the end of the current fiscal year.
The term loan matures January 2, 2000.

The Company has been informed by the New York State Department of Environmental Conservation (DEC) that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a PRP, the Company will potentially be subject to liability for the cost of site investigation and remediation. At this time, there is not enough information available from which any reliable estimate of such cost can be made. Moreover, the DEC is evaluating the extent to which the Company may be expected to contribute under its ABLE program. The Company did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes provide coverage.

RESULTS OF OPERATIONS:


          THIRTEEN- AND THIRTY-NINE-WEEK PERIODS ENDED MARCH 29, 1996,
       COMPARED WITH THE COMPARABLE THIRTEEN- AND THIRTY-NINE-WEEK PERIODS
                              ENDED MARCH 31, 1995

Net sales for the thirteen- and thirty-nine-week periods ended March 29, 1996, were $23,155,000 and $72,511,000, respectively, compared with $24,184,000 and
$66,438,000 for the comparable periods of a year earlier, or a decrease from the prior year's same quarter of 4.3% and an increase of 9.1% year-to-date from the comparable prior-year period. Net sales have decreased in the quarter-to-quarter comparison as a result of lower sales of purchased uninterruptible power supplies products, coupled with soft demand in January and February for transformer sales through distribution, primarily due to weather conditions throughout the country. March sales showed much improvement, as the Power Distribution Products Division returned to more traditional customer service delivery rates, after experiencing short-term disruptions in the preceding quarter associated with the introduction of new advanced manufacturing techniques. In the year-to-date comparison, the fiscal 1996 net increase is attributable to the exceptionally strong first quarter performance in UPS sales.

Cost of goods sold as a percentage of sales for the thirteen- and thirty-nine-week periods ended March 29, 1996, were 77.0% and 78.2%, respectively, compared to 74.8% and 72.2% for the comparable periods of the prior year. This increase in both the quarter-to-quarter and the year-to-date comparisons with the same periods of a year ago, reflects increased material prices incurred in the prior year not fully recovered through sale price increases. In addition, the year-to-date comparison includes a higher mix of products, with lower associated margins, sold in the first two quarters of the fiscal year, along with manufacturing cost inefficiencies and engineering contract cost overruns experienced at the Aerospace Division, as efforts were focused in bringing current the delinquent backlog. While the quarter cost of goods sold percentage remains higher than that of the prior year's quarter, the actions taken by the Company in resizing its labor force in the Power Distribution Products Division (second quarter fiscal 1996) and continuing to affect price increases where feasible have favorably impacted the cost of sale ratio within the current fiscal year.

Research and engineering expenses as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 29, 1996, were 5.1% and 4.8%, respectively, compared to 4.8% and 5.6% for the similar periods of a year ago. The quarter-to-quarter increase primarily reflects decreased sales, with little change in expenses. The year-to-year comparison primarily reflects higher sales in the current year, coupled with decreases in consulting and development fees at the operating units.

Selling and administrative costs as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 29, 1996, decreased from 15.6% and 16.6% at March 31, 1995, to 14.8% and 15.4%, respectively. The quarterly decrease is due to the $400,000 reversal associated with the SLAB contract loss reserve. In both the quarter-to-quarter and year-to-date comparisons, higher costs in the current year have been experienced due to international business initiatives undertaken by the Company, along with increased costs associated with operating and transitioning from the current aging business system to a new business system.

Interest expense as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 29, 1996, increased to approximately 2.5% and 2.4%, respectively, from 2.4% and 2.0%, respectively, for the comparable periods of the prior year. This increase is primarily reflective of the higher outstanding debt threshold experienced through the current fiscal year.

Income taxes as a percent of income before taxes for the thirteen- and thirty-nine-week periods ended March 29, 1996, were 48.2% and 27.3%, respectively, compared with 41.2% and 39.1%, respectively, for the comparable periods a year earlier. The variance in the effective tax rates is influenced by a number of factors, including the difference in tax benefits associated with losses (assuming future benefits to be realized) and tax provisions associated with profits. A conservative approach (as favored by SFAS 109) in recording tax benefits on current losses that are dependent on future profits leads to a lower effective tax rate, coupled with certain statutory minimum taxes that further reduce the full tax benefit realized. In addition, no tax benefit has been recorded against the start-up losses associated with Acme's joint venture in Ireland, based upon the Company's intent to reinvest all future profits into the foreign operation, thus further reducing the effective tax benefit rate used in the current year's financial statements.

Backlog at March 29, 1996, was $18,014,000, compared with $20,025,000 at the end of the comparable period of the prior year.

                                     PART II
                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

   a.  Exhibits

       -  Interim Report dated May 3, 1996,
          for the third quarter ended
          March 29, 1996.                      See Exhibit 13 attached

       -  Financial Data Schedule              See Exhibit 27 attached

       -  News Release dated April 23, 1996,
          announcing response to recent stock
          activity.                            See Exhibit 99-1 attached

       -  News Release dated April 23, 1996,
          announcing results of operations
          for the thirteen- and thirty-nine-
          week periods ended March 29, 1996.   See Exhibit 99-2 attached


   b. There were no reports filed on Form 8-K during the thirty-nine-week period ended March 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACME ELECTRIC CORPORATION
       (Registrant)



Date:   May 13, 1996                  /s/
                                      Robert J. McKenna
                                      Chairman, President and
                                      Chief Executive Officer



Date:   May 13, 1996                  /s/
                                      Daniel K. Corwin
                                      Senior Vice President and
                                      Chief Financial Officer