Form 10-K
period 1996-06-30
ACME ELECTRIC CORP
filed 1996-09-27
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 1996.
          Common Stock, Par Value $1 Per Share, $34,868,374

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 13, 1996.
          Common Stock, Par Value $1 Per Share, 5,026,072 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on October 31, 1996, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS
- -----------------

BUSINESS

     The Registrant was duly organized and incorporated under the laws of the State of New York on April 26, 1946, as successor to a business founded in 1917. Its sole line of business is the design and manufacture of power conversion equipment for electronic and electrical systems. Principal markets encompass the computer, office copier, information systems, military, aerospace and communications industries and a variety of industrial, commercial and residential fields for applications that require conversion of electrical energy from one useable state to another.
Products are distributed to customers through the Registrant's sales force, independent sales representatives and wholesale distributors. The business of the Registrant is not seasonal in nature.

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

CUSTOMERS

     Power conversion equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. One customer of the Company accounted for 14.8% of fiscal 1996 sales and 8.2% of June 30, 1996, accounts receivable. In comparison, two customers accounted for 13.4% and 10.6%, respectively, of fiscal 1995 sales, one of which also accounted for 10.6% of June 30, 1995, accounts receivable. There was one customer that accounted for 10.0% of fiscal 1994 sales.

BACKLOG

     The backlog of orders believed to be firm totaled approximately $14,912,000 at June 30, 1996, compared with approximately $20,954,000 at June 30, 1995. The reduction in backlog from 1995 to 1996 is primarily due to the variability of the timing of orders received associated with one customer of the electronics business, a major original equipment manufacturer. As manufacture-cycle times have been reduced, customers have increased the frequency of orders, while, at the same time, reduced the time periods recovered. Further reduction in the backlog occurred as certain programs in the electronics business reached maturity, while new programs were in their infancy.

     Backlog orders at June 30, 1996, are generally expected to be filled during the current fiscal year.

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

EMPLOYEES

     As of June 30, 1996, approximately 743 persons were employed by the Registrant.

RESEARCH AND DEVELOPMENT

     Approximately 7% of the Registrant's employees are engaged in engineering design and product development. Most new products are designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers' needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities. The cost of such activities during the fiscal years ended June 30, 1996, 1995 and 1994, was $4,735,000, $4,791,000 and $5,666,000, respectively.

ENVIRONMENTAL MATTERS

     The Registrant was informed by the New York State Department of Environmental Conservation (DEC) on December 5, 1994, that the Municipal Waste Landfill, Cuba, NY, has been listed in the New York State Registry of Inactive Hazardous Waste Disposal Sites as a Class "2" site requiring remediation. Acme Electric Corporation has been determined by the DEC to be a potentially responsible party (PRP) by virtue of its disposal of wastes at the site. As a PRP, the Company may be subject to liability for the cost of site investigation and remediation. At this time, there is insufficient information available from which any reasonable estimate can be made of the potential relative costs to the Company. The Company did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes would provide coverage in the event the Company is liable.

ITEM 2 - PROPERTIES
- -------------------

     The Registrant owns one plant in Lumberton, North Carolina, and leases a new (1994) plant in Cuba, New York (with an option to purchase in accordance with a $500,000 20-year industrial revenue bond financing), and leases facility space at second location in Cuba, New York, and plant and warehouse locations in Tempe, Arizona. The Registrant further owns an idle facility located in West Jordan, Utah, vacated and placed for sale in conjunction with its 1994 aerospace business restructuring. The Registrant believes that these facilities provide adequate capacity for its current operations.

                        SQUARE FOOTAGE    SQUARE FOOTAGE        LEASE EX-
       LOCATION            OWNER              LEASED          PIRATION DATE

     Cuba, NY (New Plant)     -                91,000           April 2017
     Cuba, NY (Old Plant)     -                68,757           August 1996
     East Aurora, NY          -                10,000           April 1999
       (Exec. Offices)
     Lumberton, NC         128,170                -             N/A
     Tempe, AZ                -                40,260           March 2000
     Tempe, AZ                -                 1,200           August 1997
     West Jordan, UT        23,242                -             N/A

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     The Registrant is involved in ordinary routine litigation incidental to its business, but none is expected to have a material impact upon the financial condition of the Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
- ----------------------------------------------------------------------
         HOLDER MATTERS
         --------------

     Information relating to the market and market prices of the Registrant's common stock, the approximate number of Registrant's shareholders and its dividend history for the past two fiscal years appears on page 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, submitted herewith as an exhibit and such information is incorporated by reference herein.

     Information relating to long-term debt for the past two fiscal years appears on page 19 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, submitted herewith as an exhibit and such information is incorporated by reference. The Registrant suspended its quarterly cash dividend effective the third quarter of fiscal 1991. The loss in fiscal 1991 resulted in a deficit of retained earnings. The Registrant, therefore, does not expect to reinstate dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

     A five-year summary of certain financial information relating to the financial condition and results of operations of the Registrant appears on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, submitted herewith as an exhibit and such summary is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     Management's discussion and analysis of financial condition and results of operations appears on pages 10 through 12 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, submitted herewith as an exhibit and such management's discussion and analysis is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The following consolidated financial statements of the Registrant and its subsidiaries, appearing on pages 14 through 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996, submitted herewith as an exhibit, are incorporated by reference herein:

     Consolidated Statements of Operations - Years Ended June 30, 1996,
                                                           1995, 1994

     Consolidated Balance Sheets - June 30, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended June 30, 1996,
                                                           1995, 1994

     Consolidated Statements of Shareholders' Equity - Years Ended June 30,
                                                         1996, 1995, 1994

     Notes to Consolidated Financial Statements

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
- --------------------------------------------------------------

     There have been no disagreements with accountants on accounting and financial disclosure matters.


PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
- --------------------------------------------------

IDENTIFICATION OF DIRECTORS

     Information on directors of the Registrant is contained under the caption "Election of Directors," presented in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1996 Annual Meeting of Shareholders to be held on October 31, 1996, and is incorporated by reference herein.

IDENTIFICATION OF EXECUTIVE OFFICERS
                                            SUMMARY OF BUSINESS EXPERIENCE
NAME, AGE AND POSITION                        OVER THE LAST FIVE YEARS
- ----------------------                      ------------------------------

Robert J. McKenna, 48, Chairman,            Prior to assuming the position
President and Chief Executive Officer       currently held in October 1994,
                                            served as President and Chief
                                            Executive Officer since October
                                            1993.  Prior thereto, served as
                                            President and Chief Operating
                                            officer since September 1992.
                                            Prior thereto, served as Group
                                            Vice President of the
                                            Diversified Products Group,
                                            Aeroquip Corporation since
                                            April 1990.

Daniel K. Corwin, 49,                       Prior to assuming the position
Senior Vice President                       currently held in August 1994,
and Chief Financial Officer                 served as Vice President of
                                            Administration and Chief
                                            Financial Officer since
                                            February 1992.  Prior thereto,
                                            served as Vice President and
                                            General Manager, Electronics
                                            Division, since November 1990.

David G. Anderson, 44,                      Prior to February 1992, also
Corporate Secretary, Treasurer,             served as Controller since
and General Counsel                         April 1988

Nicola T. Arena, 47                         Prior to assuming the position
Vice President and General                  currently held in February
Manager, Power Distribution                 1996, served as Director of
Products Division                           Sales and Marketing for
                                            Aeroquip Corporation since
                                            1991.

John E. Gleason, 49,                        Prior to assuming the position
Vice President and General                  currently held in May 1993,
Manager, Electronics Division               served as General Manager since
Acting General Manager,                     February 1992.  Prior thereto,
Aerospace Division (August 1996)            served as Operations Manager,
                                            Cuba Electronics Division,
                                            since October 1991, and prior
                                            thereto, served as Operations
                                            Manager, Salt Lake City
                                            Electronics Division, since
                                            January 1987.

Menahem Anderman, 43,                       Prior to assuming the position
Vice President and General                  held through August 1996,
Manager, Aerospace Division                 served as Venture Director
(through August 1996)                       since May 1993 through April
                                            1994.  Prior thereto, served as
                                            Technical Director since May
                                            1988.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
- --------------------------------------------------

     Information called for in response to this item is contained under the captions "Compensation of Executive Officers," "Employment Agreement," "1981 Incentive Stock Option Plan," "1989 Stock Option Plan," and "Pension Plan," presented in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1996 Annual Meeting of Shareholders to be held on October 31, 1996, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     Information relating to security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Nominees For Election As Directors" in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1996 Annual Meeting of Shareholders to be held on October 31, 1996, and is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Certain transactions have been referenced under Item 11. There are no other applicable relationships or related transactions.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  1.  FINANCIAL STATEMENTS

         See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     2.  FINANCIAL STATEMENT SCHEDULES

         See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     3.  EXHIBITS                            PAGE NUMBER OR INCORPORATION
                                                     BY REFNERECE
                                             ----------------------------
         3a  Certificate of Incorporation,   Exhibit (3a) to Report on
             as amended to date              Form 10-K for fiscal year
                                             ended June 30, 1989.

         3b  Bylaws, as amended to date      Exhibit (3b) to Report on
                                             Form 10-K for fiscal year
                                             ended June 30, 1990.

        11   Statement re. computation of    Note (1h) to Consolidated
             per share earnings              Financial Statements at
                                             page 18 of 1996 Annual
                                             Report to Shareholders.

        13   Acme Electric Corporation 1996
             Annual Report to Shareholders   See Exhibit 13 attached.

        21   Subsidiaries of Registrant      See Exhibit 21 attached.

        22   1996 Proxy Statement            Definitive Proxy Statement
                                             filed under Schedule 14A,
                                             September 18, 1996, File
                                             No. 001-08277.

        23 a,b, Additional Exhibits -        Pages F-4 through F-7 on
           c,d  Undertakings                 Report on Form 10-K for
                                             fiscal year ended June 30,
                                             1996.

        27   Financial Data Schedule         See Exhibit 27 attached.

        99   Additional Exhibits -
             News Release, August 15, 1996,
             announcing fourth quarter
             and year-end results.           See Exhibit 99 attached.

(b)     REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K
        during the fifty-two-week period ending
        June 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE                                 DATE



/s/                                               09/27/96
Robert D. Batting           Director



/s/                                               09/27/96
Robert T. Brady             Director



/s/                                               09/27/96
Randall L. Clark            Director



/s/                                               09/27/96
G. Wayne Hawk               Director



/s/                                               09/27/96
Terry M. Manon              Director



/s/                                               09/27/96
Robert J. McKenna           Director



/s/                                               09/27/96
James W. McLaughlin         Director

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACME ELECTRIC CORPORATION




By:  /s/                                   Date:    09/27/96
     Robert J. McKenna
     Chairman, President and
     Chief Executive Officer





By:  /s/                                   Date:    09/27/96
     Daniel K. Corwin
     Senior Vice President
     and Chief Financial Officer

                         ACME ELECTRIC CORPORATION

                       INDEX TO FINANCIAL STATEMENTS


     The financial statements together with the report thereon of Price Waterhouse LLP dated August 13, 1996, appearing on pages 14 through 23 of the accompanying 1996 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       FINANCIAL STATEMENT SCHEDULES

                            1996, 1995 AND 1993

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

Valuation and qualifying accounts and                     F-3
   reserves (Schedule VIII)

Consents of independent accountants                     F-4, F-5
                                                      F-6 and F-7

                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Acme Electric Corporation



Our audits of the consolidated financial statements referred to in our report dated August 13, 1996 appearing on page 23 of the 1996 Annual Report to Shareholders of Acme Electric Corporation (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements and Financial Statement Schedules which appears on page F-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

/s/
Buffalo, New York
August 13, 1996


                                      ACME ELECTRIC CORPORATION
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           (000's Omitted)

                                              Additions      Additions
                                 Balance At  (Deductions)   (Deductions)   Deductions     Balance
                                 Beginning     Cost and         Other         From        At End
                                  Of Year       Expense       Accounts      Reserves      Of Year
                                 ----------   ----------     ----------    ----------     -------
FISCAL YEAR ENDED JUNE 30, 1996
  Reserve deducted from assets:
  Allowance for doubtful accounts $  451        $  493          $ -           $555         $  389
  Inventory obsolescence and
    impairment reserve            $  566        $    -          $ -           $167         $  399
  Valuation allowance provided on
    deferred tax asset (SFAS 109) $    -        $    -          $ -           $  -         $    -
  Restructuring Cost Reserves     $  399        $    -          $ -           $  -         $  399


FISCAL YEAR ENDED JUNE 30, 1995
  Reserve deducted from assets:
  Allowance for doubtful accounts $  169        $  331          $ -           $ 49         $  451
  Inventory obsolescence and
    impairment reserve            $  709        $    -          $ -           $143         $  566
  Valuation allowance provided on
    deferred tax asset (SFAS 109) $    -        $    -          $ -           $  -         $    -
  Restructuring Cost Reserves     $1,292        $    -          $ -           $893         $  399


FISCAL YEAR ENDED JUNE 30, 1994
  Reserve deducted from assets:
  Allowance for doubtful accounts $  207        $  301          $ -           $339         $  169
  Inventory obsolescence and
    impairment reserve            $  359        $  350          $ -           $  -         $  709
  Valuation allowance provided on
    deferred tax asset (SFAS 109) $  147        $    -          $ -           $147         $    -
  Restructuring Cost Reserves     $    -        $1,515          $ -           $223         $1,292

                                               F-3

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-45985) of Acme Electric Corporation of our report dated August 13, 1996 appearing on page 23 of the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP

/s/
Buffalo, New York
September 27, 1996

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-92825) of Acme Electric Corporation of our report dated August 13, 1996 appearing on page 23 of the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP

/s/
Buffalo, New York
September 27, 1996

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-89587) of Acme Electric Corporation of our report dated August 13, 1996 appearing on page 23 of the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP

/s/
Buffalo, New York
September 27, 1996

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-79488) of Acme Electric Corporation of our report dated August 13, 1996 appearing on page 23 of the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP

/s/
Buffalo, New York
September 27, 1996