Form 10-Q
period 1996-09-27
ACME ELECTRIC CORP
filed 1996-11-14
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 1996

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at September 27, 1996

Common Stock, Par Value $1.00 Per Share               5,030,535

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                              Unaudited       Audited
                                          Sept. 27, 1996    June 30, 1996
                                               (000's)         (000's)
                                          --------------    -------------
ASSETS
Current Assets:
  Cash                                         $ 1,474        $   828
  Accounts receivable, net                      15,226         15,445
  Inventories, net                              15,993         15,008
  Deferred income taxes                          1,063          1,093
  Other current assets                           3,062          2,997
                                                ------         ------
    Total current assets                        36,818         35,371
                                                ------         ------

Property, plant and equipment, at cost          36,041         34,983
  Less accumulated depreciation                (19,994)       (19,495)
Facilities held for sale, net                      981            981
                                                ------         ------
    Total property, plant & equipment, net      17,028         16,469
                                                ------         ------

Other Assets                                     2,146          2,304
                                                ------         ------

Total Assets                                   $55,992        $54,144
                                                ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $ 8,077        $ 6,045
  Accrued compensation and other                 4,457          4,763
  Current portion of long-term debt              2,253          2,206
                                                ------         ------
    Total current liabilities                   14,787         13,014

Long-term debt                                  24,527         24,394
Other long-term liabilities                        924          1,052
                                                ------         ------
Total Liabilities                              $40,238        $38,460
                                                ------         ------
Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 5,030,535 and 5,020,153 shares          5,031          5,020
  Capital in excess of par value                18,963         18,910
  Accumulated deficit                           (7,346)        (7,352)
  Less:  Treasury stock at cost
    (80,699 and 80,699 Shares)                    (894)          (894)
                                                ------         ------

  Total shareholders' equity                    15,754         15,684
                                                ------         ------

Total Liabilities and Shareholders' Equity     $55,992        $54,144
                                                ======         ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                13 Weeks Ended       13 Weeks Ended
                              September 27, 1996    September 29, 1995
                                   (000's)               (000's)
                              ------------------    ------------------
NET SALES                          $23,223               $25,931
                                    ------                ------

COSTS AND EXPENSES:
  Cost of Sales                     17,881                19,760
  Research and Engineering
    Expense                          1,149                 1,147
  Selling and Administrative
    Expense                          3,686                 3,866
  Interest Expense                     471                   585
                                    ------                ------

    TOTAL COSTS AND EXPENSES        23,187                25,358
                                    ------                ------

INCOME BEFORE TAXES                     36                   573

INCOME TAX EXPENSE                      30                   240
                                    ------                ------

NET INCOME                         $     6               $   333
                                    ======                ======

Weighted Average Number of
  Shares Outstanding             4,957,548             4,961,196

NET INCOME PER COMMON SHARE        $   .00               $   .07
                                    ======                ======


See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                        13 Weeks Ended    13 Weeks Ended
                                        Sept. 27, 1996    Sept. 29, 1995
                                           (000's)           (000's)
                                        --------------    --------------
Cash flows from operating activities:

Net Income                                    $     6          $   333
Adjustments to reconcile net income
  to net cash flows from operating activities:
  Loss from joint-venture                          42               51
  Depreciation and amortization                   499              551
Change in assets and liabilities:
  Accounts receivable, net                        219             (881)
  Inventories, net                               (985)          (1,410)
  Other assets                                     51             (185)
  Prepaid and accrued income taxes                 30              509
  Accounts payable                              2,032           (2,000)
  Accrued compensation and othe                  (434)             258
                                               ------           ------
Net cash provided from (used in)
  operating activities                          1,460           (2,774)
                                               ------           ------

Cash flows from investing activities:
  Additions to property, plant and equipment   (1,058)            (375)
                                               ------           ------
Net cash used in investing activities          (1,058)            (375)
                                               ------           ------

Cash flows from financing activities:
  Increase of borrowings, net                     180            2,777
  Proceeds from employee stock purchase, stock
    option and dividend reinvestment plans         64               12
  Purchase of treasury stock                       --               (5)
                                               ------           ------
Net cash provided by financing
  activities                                      244            2,784
                                               ------           ------
Net increase (decrease) in cash                   646             (365)

Cash at beginning of period                       828              386
                                               ------           ------
Cash at end of period                         $ 1,474          $    21
                                               ======           ======

See accompanying Notes to Financial Statements.

                      ACME ELECTRIC CORPORATION

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

1. The Balance Sheet of Acme Electric Corporation ("Registrant") at September 27, 1996, the Statement of Operations for the thirteen-week periods ended September 27, 1996, and September 29, 1995, and the Statement of Cash Flows for the thirteen-week periods ended September 27, 1996, and September 29, 1995, include all adjustments necessary for a fair representation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting
    Principles and Practices" (Note 1 of Notes to Consolidated
    Financial Statements) contained in the Registrant's 1996 Annual Report filed on Form 10-K.

2. Inventories included in the Consolidated Balance Sheet are as follows:

                               September 27, 1996    June 30, 1996
                                    (000's)             (000's)
                               ------------------    -------------
Raw Material                        $ 7,576             $ 6,733
Work-In-Process                       4,116               3,876
Finished Goods                        4,301               4,399
                                     ------              ------
                                    $15,993             $15,008
                                     ======              ======

    Inventories are reported net of reserves for obsolescence of $421,000 and $399,000 at September 27 and June 30, respectively.

3. Accounts receivables included in the Consolidated Balance Sheet are as follows:

                                September 27, 1996    June 30, 1996
                                     (000's)             (000's)
                                ------------------    -------------
Billed                                 $14,778             $14,938
Unbilled                                   881                 896
                                        ------              ------
    Subtotal                            15,659              15,834
      Less allowance for
      doubtful accounts                   (433)               (389)
                                        ------              ------
                                       $15,226             $15,445
                                        ======              ======

    Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned but not yet billed.
    Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

4. In 1994, the Company recognized a pre-tax charge of $7,475,000 against earnings to establish reserves and record the impairment of assets associated with the restructuring of its aerospace business, to include the closing of the Acme-URDC, Inc. facility in West Jordan, Utah, and the consolidation of operations into the facility in Tempe, Arizona.

    The only remaining restructuring related reserve at September
    27, 1996, is the reserve for the URDC plant write-down of $399,000. The Company continues to actively market, for sale or lease, the idle 23,000-square-foot facility in West Jordan, Utah.

                      ACME ELECTRIC CORPORATION
                               Item 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

    The following is Management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the accompanying financial statements.

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                           September 27, 1996
                                                  and
                                             June 30, 1996
                                    -------------------------------
                                          Increase   (Decrease)
                                                 (000's)
    Current Assets                              $ 1,447

    Property, Plant & Equipment Net                 559

    Other Assets                                   (158)
                                                 ------
                                                $ 1,848
                                                 ======

    Current Liabilities                         $ 1,773

    Long-Term Debt and Other Liabilities              5

    Shareholders' Equity                             70
                                                 ------
                                                $ 1,848
                                                 ======

    Current assets at September 27, 1996, increased $1,447,000, or 4.1%, over June 30, 1996, levels due primarily to higher inventories ($985,000) and cash on-hand cutoff balances ($646,000). Raw materials and in-process inventories increased as a result of the Company's production output falling short of forecast due to interruptions incurred during the quarter related to labor force realignment activities in the Company's Cuba, NY, plant, as well as manufacturing product flow realignments initiated in the Lumberton, NC, plant as a part of the ongoing Demand Flow Technology (DFT) implementation program. Raw stock was further impacted by material purchases incurred in support of first time production builds for two new customer programs in the Electronics business. The increase in the reported cash balance is the product of timing between the period-end reporting cut-off and the last day of the period lock box receipts, pending the daily transfer to be applied against the working capital line of credit. Receivables balance declined $219,000 from the June 30 balance, as sales for the first quarter of fiscal 1997 were slightly lower than the quarter ended June 30, 1996.

    The net increase in property, plant and equipment of $559,000 represents general equipment expenditures of $526,000 combined with $532,000 of new business system capital costs, partially offset against depreciation for the quarter of $499,000.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)


    Other assets decreased approximately $158,000, or 5.3%, due primarily to the amortization of deferred costs.

    Current liabilities increased $1,773,000, or 13.6%, as a result of increased accounts payable, which was, in part, due to increased raw material purchases coupled with the timing fluctuations inherent with outstanding payable balances and period-end reporting cutoffs.

    Long-term debt and other liabilities remained essentially unchanged from June 30 levels, as the Company financed its capital expenditures primarily through cash from operations.

    The increase in shareholders' equity of $70,000 is primarily due to proceeds from employee stock purchase programs received since
June 30, 1996.

    The Company has financed its working capital requirements through operations. The Company expects that operating activities for the remainder of fiscal year 1997 will provide adequate cash flow to support working capital requirements and remaining capital expenditures through the end of the current fiscal year.

    The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $4,386,000 and $1,933,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 1, 1997, against which the Company has combined outstanding borrowings and letters of credit of approximately $15,391,000. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of September 27, 1996, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $4,200,000. Management believes that the current financing arrangement will provide adequate liquidity in the near term, with intentions to negotiate longer term facility commitments for the future.

    The Company has announced that it has entered into an agreement to sell the assets of its Aerospace Division for approximately $6 million to Ultra Force Battery Company, Inc. The agreement also provides for the license of Acme's battery-related technologies for the electrical vehicle and other commercial markets. Subject to the satisfaction of certain contingencies, the closing is expected to occur by the end of January 1997.


Results of Operations:

  Thirteen-week period ended September 27, 1996, compared with the comparable thirteen-week period ended September 29, 1995


    Consolidated sales for the thirteen-week period ended September 27, 1996, were $23,223,000, compared with $25,931,000 for the comparable period of a year earlier, or a decrease of 10.4%. Net sales have declined from the prior year same period as a result of lower sales of uninterruptible power supply (UPS) product and the maturing of certain OEM product programs in the Electronics business, coupled with lower engineering program revenue earned in the Aerospace operation. Aerospace sales were further impacted as production efforts to meet delivery schedules continue to be a source of concern to the Company.

    Cost of sales as a percentage of sales for the thirteen-week periods ended September 27, 1996, and September 29, 1995, were 77.0% and 76.2%, respectively. This increase in the current quarter compared with the same period a year ago reflects an increase in relative labor costs incurred in the Electronics business, primarily associated with the short-term production inefficiencies resulting from the job layoffs incurred during the quarter. Material costs were also higher for the quarter (compared with the same period of a year ago) in the Electronics business as a number of small quantity purchases with no lead time were incurred in support of several customer program development efforts. The higher cost of sales percentage is further reflective of the $2.7 million lower sales achieved in the first quarter of fiscal '97, while certain fixed costs included in the cost of sales remained constant from year to year.

    Research and engineering expenses as a percent of net sales for the thirteen-week period ended September 27, 1996, increased to 4.9% from 4.4% during the comparable period of the prior year. This increase in percentage is due solely to the lower sales levels achieved in the current year quarter and used in the percentage calculation. Actual expenses in the quarter-to-quarter comparison were unchanged.

    Selling and administrative costs as a percent of net sales increased to 15.9% for the thirteen-week period ended September 27, 1996, from 14.9% for the comparable period of the prior year. This percentage comparison again reflects the lower sales levels achieved in the current year quarter. Actual aggregate selling and administrative costs were lower by $180,000 in the first quarter of fiscal 1997, as a result of fewer commission-related UPS sales in the quarter, an unfilled sales position at the Lumberton division, and a slightly different sales mix between direct OEM customer product and product sold through distribution.

    Interest expense as a percent of net sales for the thirteen-week period ended September 27, 1996, declined slightly to 2.0% from 2.3% for the comparable period of the prior year. Interest expense for the quarter to prior-year-quarter comparison decreased $114,000, primarily due to reduced debt levels, as the Company has reduced its working capital nearly $6,000,000 from September of 1995 to September 1996.

    Income taxes as a percent of income before taxes for the thirteen-week period ended September 27, 1996, was 83.3%, compared with 41.9% for the comparable period a year earlier. The variation in the effective tax rate is due to the low pre-tax earnings and the relative effect that certain book-to-tax differences (book expenses not deductible for tax purposes) have on the calculated effective rate. The effective tax rate applied against domestic earnings has remained essentially unchanged at 38.5%.

    Backlog at September 27, 1996, was $19,422,000, compared with
$20,393,000 at the end of the comparable period of the prior year.

                               PART II
                          OTHER INFORMATION

Item 5.  Other Information

a.      Exhibits

        Interim Report dated
        November 8, 1996, for the
        quarter ended September 27,
        1996.                             See Exhibit 13 attached.

        Financial Data Schedule.          See Exhibit 27 attached.

        News Release of October 31,
        1996, announcing first-quarter
        results for fiscal year 1997.     See Exhibit 99.1 attached.

        News Release of November 4,
        1996, announcing an agreement
        to sell its Aerospace Division.   See Exhibit 99.2 attached.

b. There were no reports filed on Form 8-K during the thirteen-week period ended September 27, 1996.





                             SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACME ELECTRIC CORPORATION
                                           (Registrant)



Date:    November 14, 1996           /s/

                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer



Date:    November 14, 1996           /s/

                                     Daniel K. Corwin
                                     Chief Financial Officer and
                                     Senior Vice President