Form 10-Q
period 1996-12-27
ACME ELECTRIC CORP
filed 1997-02-10
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended December 27, 1996

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

                                         (1)  YES   x    NO ____

                                         (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                    Outstanding at December 27, 1996

Common Stock, Par Value $1.00 Per Share          5,035,183

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                       Unaudited            Audited
                                   December 27, 1996      June 30, 1996
                                        (000's)              (000's)
                                    -----------------      -------------
ASSETS
Current Assets:
 Cash                                   $ 1,301              $   828
 Accounts receivable, net                14,755               15,445
 Inventories, net                        14,866               15,008
 Deferred income taxes                    1,017                1,093
 Other current assets                     2,860                2,997
                                         -------              -------
   Total current asset                   34,799               35,371
                                         -------              -------
Property, plant and equipment, at cost    36,530              34,983
 Less accumulated depreciation          (20,493)             (19,495)
Facilities held for sale, net                981                 981
                                         -------              -------

 Total property, plant & equipment, net   17,018               16,469
                                         -------              -------

Other assets                               2,144               2,304
                                         -------              -------
Total Assets                             $53,961             $54,144
                                         =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                       $ 6,241              $ 6,045
 Accrued compensation and other           4,194                4,763
 Current portion of long-term debt        2,483                2,206
                                         -------              -------
   Total current liabilities             12,918               13,014
Long-term debt                            24,399              24,394
Other long-term liabilities                  781               1,052
                                         -------              -------
Total Liabilities                        $38,098             $38,460
                                         -------              -------
Shareholders' Equity:
 Common stock, Par Value $1.00
 Authorized 8,000,000 shares
 Issued 5,035,183 and 5,020,153           5,035                5,020
 Capital in excess of par value          18,984               18,910
 Accumulated deficit                     (7,262)              (7,352)
 Less:  Treasury stock at cost
    (80,699 Shares)                        (894)                (894)
                                         -------              -------
 Total shareholders' equity              15,863               15,684
                                         -------              -------
Total Liabilities and
  Shareholders' Equity                   $53,961             $54,144
                                         =======              =======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                        13 Weeks    13 Weeks    26 Weeks    26 Weeks
                         Ended       Ended       Ended       Ended
                        12/27/96    12/29/95    12/27/96    12/29/95
                         (000's)     (000's)     (000's)     (000's)
                        --------    --------    --------    --------
NET SALES                $23,478     $23,425     $46,701     $49,356
                          ------      ------      ------      ------
COSTS AND EXPENSES:
 Cost of Sales           17,973      19,096      35,854      38,856
Research and
   Engineering Expense     1,142       1,149       2,291       2,296
 Selling and Adminis-
   trative Expense         3,728       3,877       7,414       7,743
 Interest Expense           499         605         970       1,190
                         -------     -------     -------     -------
    TOTAL COSTS AND
     EXPENSES             23,342      24,727      46,529      50,085
                         -------     -------     -------     -------
INCOME (LOSS) BEFORE
 TAXES                       136      (1,302)        172        (729)

INCOME TAX EXPENSE
 (BENEFIT)                    52        (468)         82        (228)
                         -------     -------     -------     -------
NET INCOME (LOSS)        $    84     $  (834)    $    90     $  (501)
                         =======     =======     =======     =======
Weighted Average
 Number of Shares
 Outstanding           4,965,378   4,949,791   4,961,463   4,955,494

NET INCOME (LOSS)
 PER COMMON SHARE        $   .02     $  (.17)    $   .02     $  (.10)
                         =======     =======     =======     =======


See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                    26 Weeks Ended     26 Weeks Ended
                                   December 27, 1996  December 29, 1995
                                        (000's)            (000's)
                                    -----------------  -----------------
Cash flows from operating activities:
Net income (Loss)                         $    90         $  (501)
Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
 Loss from joint-venture                       43             112
 Depreciation and amortization                998           1,100
Change in assets and liabilities:
 Accounts receivable, net                     690           1,120
 Inventories, net                             142            (382)
 Other assets                                 330             (97)
 Accounts payable                             196          (2,764)
 Accrued compensation and other              (840)             48
                                           -------         -------
Net cash provided from (used in)
 operating activities                       1,648          (1,364)
                                           -------         -------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                               (1,547)           (821)
 Investment in unconsolidated
   subsidiary                                ( --)           (105)
                                           -------         -------
Net cash used in investing activities      (1,547)           (926)
                                           -------         -------
Cash flows from financing activities:
 Increase of borrowings, net                  282           1,880
 Proceeds from employee stock purchase,
   stock option and dividend reinvest-
   ment plans                                  89              51
 Purchase of treasury stock                    --              (5)
                                           -------         -------
Net cash provided by financing
  activities                                  371           1,926
                                           -------         -------
Net increase (decrease) in cash               473            (364)

Cash at beginning of period                   828             386
                                           -------         -------
Cash at end of period                     $ 1,301         $    22
                                           =======         =======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)



1. The Balance Sheet of Acme Electric Corporation ("Registrant") at December 27, 1996, the Statement of Operations for the thirteen- and twenty-six-week periods ended December 27, 1996, and December 29, 1995, and the Statement of Cash Flows for the twenty-six weeks ended December 27, 1996, and December 29, 1995, include all adjustments for a fair representation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1996 Annual Report filed on Form 10-K.

2.  Accounts receivable included in the Balance Sheet are as follows:

                            December 27, 1996       June 30, 1996
                                 (000's)               (000's)
                            -----------------       -------------
Billed                           $14,639              $14,938
Unbilled                             699                  896
                                 -------              -------
Subtotal                          15,338               15,834
  Less allowance for
  doubtful accounts                 (583)                (389)
                                 -------              -------
                                 $14,755              $15,445
                                 =======              =======

    Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

3.  Inventories included in the Balance Sheet are as follows:

                              December 27, 1996       June 30, 1996
                                   (000's)               (000's)
                              -----------------       -------------
Raw Material                       $ 7,187              $ 6,733
Work-In-Process                      3,175                3,876
Finished Goods                       4,504                4,399
                                   -------              -------
                                   $14,866              $15,008
                                   =======              =======

    Inventories are reported net of reserves for obsolescence of $561,000 and $399,000 at December 27 and June 30, respectively.

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

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                            Comparison of Balance Sheets at
                                   December 27, 1996
                                           and
                                      June 30, 1996
                                  Increase   (Decrease)
                                         (000's)

Current Assets                          $  (572)

Property, Plant & Equipment Net             549

Intangibles and Other Assets               (160)
                                          -----
                                         $ (183)
                                          =====
Current Liabilities                      $  (96)

Long-Term Debt and Other Liabilities       (266)

Shareholders' Equity                     $  179
                                          -----
                                         $ (183)
                                          =====

    Current assets at December 27, 1996, reflect a net decrease of approximately $572,000, or 1.6%, from the June 30, 1996, level, primarily due to lower accounts receivable outstanding. The Company's outstanding receivables declined from June 30 levels, as a result of lower transformer product sales made in December, compared with the sales of the prior June, due, in part, to holiday interruptions and nationwide weather conditions.

    The net increase in property, plant and equipment of $549,000, or 3.3%, represents general equipment expenditures of $759,000, combined with $787,000 of new business system capital costs, offset against depreciation expense of $997,000 for the six-month period ended December 27, 1996.

    Intangibles and other assets decreased $160,000, or 6.9%, primarily due to amortization of deferred costs.

    Current liabilities decreased $96,000, or 0.7%, as a result of early funding of the payroll accruals due to the holiday schedules, which, in part, were offset by an increase in the accounts payable and current portion of long-term debt. The current portion of debt increased as the Company concluded negotiations for an additional $500,000 (three-year lease arrangement) of financing associated with the implementation of the new business system.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)


    Long-term debt and other liabilities decreased approximately $266,000, or approximately 1.4%, from June 30, 1996. This decrease reflects the net reduction in long-term debt made during the first half of fiscal 1997, as the Company financed its capital expenditures primarily through cash from operations.

    The increase in shareholders' equity of $179,000 is primarily due to proceeds from employee stock purchase plan programs received since June 30, 1996, and the net income realized year-to-date.

    The Company has financed its working capital requirements, as well as its year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal 1997 will provide adequate cash flow to support working capital requirements and remaining equipment expenditures through the end of the current fiscal year.

    The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $4,386,000 and $1,833,000, respectively, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 1, 1997, against which the Company has combined outstanding borrowings and letters of credit of approximately $15,137,000. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of December 27, 1996, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $4,400,000. Management believes that the current financing arrangement will provide adequate liquidity in the near term, with intentions to negotiate longer term facility commitments for the future.

    The Company has announced that contingencies for the sale of the Aerospace Division were not met, and the business will remain an integral part of the Company. This business is slowly improving and is expected to operate at breakeven within the next twelve months.

RESULTS OF OPERATIONS:


      Thirteen- and twenty-six-week periods ended December 27, 1996, compared with the comparable thirteen- and twenty-six-week periods ended December 29, 1995


    Consolidated sales for the thirteen- and twenty-six-week periods ended December 27, 1996, were $23,478,000 and $46,701,000, respectively, compared with $23,425,000 and $49,356,000 for the comparable periods of a year earlier, or an increase over the prior year's same quarter of .2% and a decrease of 5.4% in the year-to-date comparison. Net sales varied little in the quarter-to-quarter comparison. Year-to-date sales, compared with the same period of a year ago, declined $2,655,000 as a result of lower sales of uninterruptible power supply (UPS) products ($885,000), the maturing of certain OEM power supply programs of the Electronics Division and lower engineering program revenue ($875,000) earned by the Aerospace Division due to fewer engineering contracts.

    Cost of sales as a percentage of sales for the thirteen- and twenty-six-week periods ended December 27, 1996, were 76.6% and 76.8%, respectively, compared to 81.5% and 78.7% for the comparable periods of the prior year. The improvement in the cost of sales ratio, both for the quarter-to-quarter and year-to-date comparisons, is primarily attributable to improved productivity in the Company's Power Distribution Product Division, where current year production output has increased over the three- and six-month periods of the prior year, with 65 fewer manufacturing personnel employed. Manufacturing overhead costs are correspond-ingly down, as a result of the lower employment levels throughout the Company.

    Research and engineering expenses as a percent of net sales for the thirteen-and twenty-six-week periods ended December 27, 1996, were 4.9%, relatively unchanged from the 4.9% and 4.7% experienced for the comparable periods of a year ago.

    Selling and administrative costs as a percent of net sales were 15.9% for the thirteen- and twenty-six-week periods ended December 27, 1996, compared to 16.5% and 15.7% for the comparable periods of a year earlier. The reduced selling and administrative costs of the most recent quarter are the result of reduced administrative overheads in the Aerospace Division, combined with lower marketing and commission expenses incurred in the Electronics Division due to reduced UPS product sales and related support. The current year-to-date percentage increase over that of the prior year is due to lower sales achieved in the current year. Actual aggregate selling and administrative costs were lower by $324,000 in the current year, compared with the comparable period of the prior year.

    Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended December 27, 1996, declined slightly to 2.1% from 2.6% and 2.4%, respectively, for the comparable periods of the prior year. Interest expense for the thirteen- and twenty-six-week periods compared to the prior year decreased $106,000 and $220,000, respectively. These reductions are due to reduced debt levels, as the Company has reduced its working capital nearly $5,000,000 from December of 1995 to December 1996.

    Income taxes as a percent of income (loss) before taxes were 38.2% and 47.7%, respectively, for the thirteen- and twenty-six-week periods ended December 27, 1996, compared with 35.9% and 31.3%, respectively, for the comparable periods of a year earlier. The variation in the effective tax rate is due to the low pre-tax earnings and the relative effect that certain book-to-tax differences (book expenses not deductible for tax purposes to include losses from the foreign joint venture) have on the calculated effective rate. The effective tax rate as a percentage of domestic earnings has remained essentially unchanged at 38.5%.

    Backlog at December 27, 1996, was $18,239,000, compared with
$17,419,649 at the end of the comparable period of the prior year.



                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information
--------------------------
        a.  Exhibits

            Interim Report dated
            February 7, 1997 for the
            quarter ended December 27,
            1996.                           See Exhibit 13 attached.

            Financial Data Schedule.        See Exhibit 27 attached.

            News release of January 7,
            1997, announcing Acme being
            named supplier of power
            sources for Silicon Graphics.   See Exhibit 99.1 attached.

            News release of February 4,
            1997, announcing second-quarter
            results for fiscal year 1997.   See Exhibit 99.2 attached.

        b. There were no reports filed on Form 8-K during the twenty-six-week period ended December 27, 1996.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACME ELECTRIC CORPORATION
                                           (Registrant)



Date:    February 10, 1997           /s/
                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer



Date:    February 10, 1997           /s/
                                     Daniel K. Corwin
                                     Senior Vice President and
                                     Chief Financial Officer