Form 10-Q
period 1997-03-28
ACME ELECTRIC CORP
filed 1997-05-12
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 1997

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

                                         (1)  YES   x    NO ____

                                         (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at March 28, 1997

Common Stock, Par Value $1.00 Per Share          5,038,090

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                           Unaudited         Audited
                                         March 28, 1997   June 30, 1996
                                             (000's)         (000's)
                                          ---------------  -------------
ASSETS
Current Assets:
 Cash                                       $   115          $   828
 Accounts receivable, net                    15,280           15,445
 Inventories, net                            14,397           15,008
 Deferred income taxes                          882            1,093
 Other current assets                         3,265            2,997
                                            -------          -------
   Total current assets                      33,939           35,371
                                            -------          -------
Property, plant and equipment, at cost       37,079           34,983
 Less accumulated depreciation              (20,992)         (19,495)
Facilities held for sale, net                   981              981
                                            -------          -------
Total property, plant & equipment, net       17,068           16,469
                                            -------          -------
Other assets                                  1,997            2,304
                                            -------          -------
Total Assets                                $53,004          $54,144
                                            =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                           $ 6,302          $ 6,045
 Accrued compensation and other               4,942            4,763
 Current portion of long-term debt            2,525            2,206
                                            -------          -------
   Total current liabilities                 13,769           13,014
Long-term debt                               22,348           24,394
Other long-term liabilities                     781            1,052
                                            -------          -------
Total Liabilities                           $36,898          $38,460
                                            -------          -------
Shareholders' Equity:
 Common stock, Par Value $1.00
 Authorized 8,000,000 shares
 Issued 5,038,090 and 5,020,153               5,038            5,020
 Capital in excess of par value              19,000           18,910
 Accumulated deficit                         (7,038)          (7,352)
 Less:  Treasury stock at cost
    (80,699 Shares)                            (894)            (894)
                                            -------          -------
 Total shareholders' equity                  16,106           15,684
                                            -------          -------
Total Liabilities and
Shareholders' Equity                        $53,004          $54,144
                                            =======          =======

See accompanying Notes to Financial Statements.

                                      ACME ELECTRIC CORPORATION

                                       STATEMENT OF OPERATIONS
                                             (Unaudited)


                             13 Weeks    13 Weeks     39 Weeks    39 Weeks
                              Ended       Ended        Ended       Ended
                             03/28/97    03/29/96     03/28/97    03/29/96
                             (000's)     (000's)      (000's)     (000's)
                            ---------   ---------    ---------   ---------
NET SALES                    $24,006     $23,155      $70,707     $72,511
                             -------     -------      -------     -------
COSTS AND EXPENSES:
 Cost of Sales                18,240      17,821       54,094      56,677
 Research and Engineering
   Expense                     1,148       1,186        3,439       3,482
 Selling and Administrative
   Expense                     3,852       3,436       11,266      11,179
 Interest Expense                402         571        1,372       1,761
                             -------     -------      -------     -------
 TOTAL COSTS AND EXPENSES     23,642      23,014       70,171      73,099

INCOME (LOSS) BEFORE TAXES       364         141          536        (588)

INCOME TAX EXPENSE
  (BENEFIT)                      140          68          222        (160)
                             -------     -------      -------     -------
NET INCOME (LOSS)            $   224     $    73      $   314     $  (428)
                             =======     =======      =======     =======
Weighted Average Number
 of Shares Outstanding     4,968,426   4,949,320    4,963,784   4,953,436

NET INCOME (LOSS) PER
  COMMON SHARE                  $.04        $.01         $.06       $(.09)
                                ====        ====         ====       =====

See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                       39 Weeks Ended      39 Weeks Ended
                                       March 28, 1997      March 29, 1996
                                          (000's)             (000's)
                                       --------------      --------------
Cash flows from operating activities:
Net income (loss)                         $   314            $  (428)
Adjustments to reconcile net income
 (loss) to net cash provided from
 operating activities:
 Loss from joint venture                       61                155
 Depreciation and amortization              1,504              1,651
Change in assets and liabilities:
 Accounts receivable, net                     165              1,250
 Inventories, net                             611                771
 Other assets                                 189                 88
 Accounts payable                             257             (5,200)
 Accrued compensation and other               (92)               689
                                          -------            -------
Net cash provided from (used in)
  operating activities                      3,009             (1,024)
                                          -------            -------
Cash flows from investing activities:
 Additions to property, plant and
 equipment                                 (2,103)            (3,675)
 Investment in unconsolidated
   subsidiary                                  --               (111)
                                          -------            -------
Net cash used in investing activities      (2,103)            (3,786)
                                          -------            -------
Cash flows from financing activities:
 Increase (Decrease) in borrowings,
 net                                       (1,727)             4,334
 Proceeds from employee stock
   purchase, stock option and
   dividend reinvestment plans                108                 98
 Purchase of treasury stock                    --                 (5)
                                          -------            -------
Net cash provided from (used in)
  financing activities                     (1,619)             4,427
                                          -------            -------
Net decrease in cash                         (713)              (383)

Cash at beginning of period                   828                386
                                          -------            -------
Cash end of period                        $   115            $     3
                                          =======            =======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1. The Balance Sheet of Acme Electric Corporation ("Registrant") at March 28, 1997, the Statement of Operations for the thirteen- and thirty-nine-week periods ended March 28, 1997, and March 29, 1996, and the Statement of Cash Flows for the thirty-nine weeks ended March 28, 1997, and March 29, 1996, include all adjustments for a fair presentation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1996 Annual Report filed on Form 10-K.

2.  Accounts Receivable included in the Balance Sheet are as follows:

                                      March 28, 1997        June 30, 1996
                                          (000's)              (000's)
                                      --------------        -------------
            Billed                        $15,281               $14,938
            Unbilled                          679                   896
                                          -------               -------
            Subtotal                      $15,960               $15,834
              Less allowance for
              doubtful accounts              (680)                 (389)
                                          -------               -------
                                          $15,280               $15,445
                                          =======               =======

    Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

3.  Inventories included in the Balance Sheet are as follows:

                                      March 28, 1997        June 30, 1996
                                          (000's)              (000's)
                                      --------------        -------------
            Raw Material                 $ 7,189               $ 6,733
            Work-In-Process                2,925                 3,876
            Finished Goods                 4,283                 4,399
                                         -------               -------
                                         $14,397               $15,008
                                         =======               =======

    Inventories are reported net of reserves for obsolescence of $463,000 and $399,000 at March 28 and June 30, respectively.

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

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                              March 28, 1997
                                                   and
                                              June 30, 1996
                                          Increase   (Decrease)
                                                 (000's)

    Current Assets                              $(1,432)
    Property, Plant & Equipment Net                 599
    Other Assets                                   (307)
                                                 ------
                                                $(1,140)
                                                 ======
    Current Liabilities                         $   755
    Long-Term Debt                               (2,046)
    Other Liabilities                              (271)

    Shareholders' Equity                            422
                                                 ------
                                                $(1,140)
                                                 ======

    Current assets at March 28, 1997, decreased by approximately
$1,432,000, or 4.0%, compared with the level at June 30, 1996. This decrease reflects a reduction of inventories ($611,000) in the electronics business as a result of the introduction of Demand Flow-Registered Trademark-Technology (DFT) to the manufacturing process, thereby lowering work-in-process inventories, combined with management's effort to reduce finished goods inventories of uninterruptible power supply (UPS) units to better correspond with current sales levels for that product line. Current assets were further decreased by the timing of lock-box transfers, which reduced outstanding debt under the Company's line of credit.

    The net increase in property, plant and equipment of $599,000, or 3.6%, represents general equipment expenditures of $1,048,000, combined with $1,055,000 of new business system capital costs, offset against depreciation expense of $1,504,000 for the nine-month period ended March 28, 1997.

    Intangibles and other assets decreased $307,000, or 13.3%, primarily due to amortization of deferred costs.

    Current liabilities have increased $755,000 (5.8%) due in part to the $320,000 increase in the current portion of long-term debt associated with the term financing related to the new business system and the Electronics Division plant in Cuba, New York. Trade payables and other accrued liabilities increased approximately $435,000.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont'd)


    Long-term debt and other liabilities decreased $2,317,000, or approximately 9.1%, from June 30, 1996. This decrease reflects the Company's favorable cash flow generated from operations year-to-date, which were used to fund all fiscal 1997 capital expenditures, with the excess applied against outstanding debt.

    The increase in shareholders' equity of $422,000 is due to year-to-date net income of $314,000 and the $108,000 proceeds from employee stock purchase plan programs received since June 30, 1996.

    The Company has financed its working capital requirements, as well as its year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal 1997 will provide adequate cash flow to support working capital requirements and remaining equipment expenditures through the end of the current fiscal year.

    The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $4,048,324 and $1,733,333, respectively, and a secured revolving credit line, with a $21,000,000 limit and maturity date of December 1, 1997, against which the Company has combined outstanding borrowings and letters of credit of approximately $12,287,815. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of March 28, 1997, unborrowed funds available on the line of credit were approximately $5,618,000. Management believes that the current financing arrangement will provide adequate liquidity for the near term, with negotiations near complete, which would extend the financing agreement and provide slightly more favorable terms.

    The Company concluded the sale of its URDC plant located in West Jordan, Utah, in May, for net proceeds of approximately $525,000.

RESULTS OF OPERATIONS:


       Thirteen- and thirty-nine-week periods ended March 28, 1997, compared with the comparable thirteen- and thirty-nine-week periods ended March 29, 1996

    Consolidated sales for the thirteen- and thirty-nine-week periods ended March 28, 1997, were $24,006,000 and $70,707,000, respectively, compared with $23,155,000 and $72,511,000 for the comparable periods of a year earlier, or an increase over the prior year's same quarter of 3.7% and a decrease of 2.5% year-to-date from the comparable prior-year period. Net sales have increased in the quarter-to-quarter comparison as a result of improved order-fill rates leading to strong sales of transformer products through distribution, combined with significant improvements in production throughput at the Aerospace Division, allowing for recent progress to be made against existing backlogs. Year-to-date sales, compared with the same period of a year ago, declined $1,805,000. While transformer sales through distribution improved over the prior year, sales declines in the Electronics operation were experienced in uninterruptible power supply
(UPS) product and OEM power supply units, as existing programs matured and delays occurred with new customer programs. The Company is making the appropriate adjustments in the Electronics Division to minimize the economic impact associated with lower sales. Engineering program revenue in the Aerospace Division was $660,000 less in the current year, compared with the same period in 1996.

    Cost of sales as a percentage of sales for the thirteen- and thirty-nine-week periods ended March 28, 1997, were 76.0% and 76.5%, respectively, compared to 77.0% and 78.2% for the comparable periods of the prior year. The improvement in the cost of sales ratio, both for the quarter-to-quarter and year-to-date comparisons, is attributable to improved labor productivity, lower material costs, and higher sales volume (favorable effect on overhead as a %) in the Company's Power Distribution Products Division. Improvements in the Company's Aerospace Division further contributed to improved margins, as a result of both production throughput improvement and slightly more profitable product mix in the quarter due to spare-part sales to the aftermarket.

    Research and engineering expenses as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1997, were 4.8% and 4.9%, respectively, compared to 5.1% and 4.8% for the similar periods of a year ago. The quarter-to-quarter decrease primarily reflects the increased sales of the quarter, as actual costs remained unchanged in the quarter and year-to-date comparisons.

    Selling and administrative costs as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1997, increased from 14.8% and 15.4% at March 29, 1996, to 16.0% and 15.9%, respectively.
Current year costs are higher in the quarter and year-to-date comparisons, because the prior year's quarter (and thereby year-to-date) expenses were offset by a reversal of a $400,000 loss reserve, resulting from the favorable settlement of the sealed lead acid battery (SLAB) contract with the Department of the Navy. Excluding the $400,000 offset recorded against the prior year costs, current year selling and administrative costs were unchanged in the quarter-to-quarter comparison and lower by $313,000 in the year-to-date comparison.

    Interest expense as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1997, declined to 1.7% and 1.9%, respectively, from 2.6% and 2.4% for the comparable periods of the prior year. Interest expense for the thirteen- and thirty-nine-week periods compared to the prior year decreased

$169,000 and $389,000, respectively. These reductions are due to reduced debt levels, as the Company has reduced its working capital by more than $7,000,000 from March 1996 to March 1997.

    Income taxes as a percent of income (loss) before taxes were 38.4% and 41.4%, respectively, for the thirteen- and thirty-nine-week periods ended March 28, 1997, compared with 48.2% and 27.2%, respectively, for the comparable periods a year earlier. The variation in the effective tax rate is due to the low pre-tax earnings and the relative effect that certain book-to-tax differences (book expenses not deductible for tax purposes to include losses from the foreign joint venture) have on the calculated effective rate. The effective tax rate as a percentage of domestic earnings has remained essentially unchanged at 38.5%.

    Backlog at March 28, 1997, was $17,243,000, compared with $18,014,000 at the end of the comparable period of the prior year. Backlog at the Aerospace Division has increased nearly $3,800,000 over the balance of a year ago. The Division is slowly making progress in its production output, which will begin to address the growth in backlog. The backlog at the Electronics Division has decreased nearly $5,000,000 from the March 1996 level, as certain programs began to mature and delays are experienced with new programs.

    In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued. SFAS No. 128 alters the computation and presentation of reported earnings per share. The Statement is required to be adopted for the interim reporting period ending in December 1997. Earlier application is not permitted. The Company does not expect SFAS No. 128 to have a material affect on reported earnings per share.



                                  PART II
                             OTHER INFORMATION


Item 5.  Other Information
--------------------------
        a.  Exhibits

        -   Interim Report dated May 2, 1997,
            for the third quarter ended
            March 28, 1997.                     See Exhibit 13 attached

        -   Financial Data Schedule             See Exhibit 27 attached

        -   News Release dated April 29, 1997,
            announcing results of operations
            for the thirteen- and thirty-nine-
            week periods ended March 28, 1997.  See Exhibit 99 attached


        b. There were no reports filed on Form 8-K during the thirty-nine-week period ended March 28, 1997.

                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ACME ELECTRIC CORPORATION
                                           (Registrant)



Date:   May 12, 1997                 /s/
                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer



Date:   May 12, 1997                 /s/
                                     Michael A. Simon
                                     Corporate Controller