Form 10-K
period 1997-06-30
ACME ELECTRIC CORP
filed 1997-09-26
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 12, 1997.
        Common Stock, Par Value $1 Per Share, $36,250,012

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 12, 1997.
        Common Stock, Par Value $1 Per Share, 5,043,480 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on October 31, 1997, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS
-----------------

BUSINESS

    The Registrant was duly organized and incorporated under the laws of the State of New York on April 26, 1946, as successor to a business founded in 1917. Its sole line of business is the design and manufacture of power conversion equipment for electronic and electrical systems. Principal markets encompass the computer, test equipment, information systems, military, aerospace and telecommunications and a variety of industrial, commercial and residential fields for applications that require conversion of electrical energy from one useable state to another. Products are distributed to customers through the Registrant's sales force, independent sales representatives and wholesale distributors. The business of the Registrant is not seasonal in nature.

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

CUSTOMERS

    Power conversion equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. One customer of the Company accounted for 16.2% and 14.8%, respectively, of fiscal 1997 and 1996 sales and 10.0% and 8.2%, respectively, of June 30, 1997 and 1996, accounts receivable. In comparison, two customers accounted for 13.4% and 10.6%, respectively, of fiscal 1995 sales, one of which also accounted for 10.6% of June 30, 1995, accounts receivable.

BACKLOG

    The backlog of orders believed to be firm totaled approximately $16,946,000 at June 30, 1997, compared with approximately $14,912,000 at June 30, 1996. The change in backlog as of June 30, 1997, compared with backlog as of June 30, 1996, reflects increased order volume (due within one year) in the aerospace business related to the fiber nickel cadmium
(FNC) battery and charger systems used in military and aerospace applications.

    Backlog orders at June 30, 1997, are generally expected to be filled during the current fiscal year.

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

LICENSES

    The Registrant is a party to several license agreements. The only material license, providing for the sale and manufacture of a proprietary fiber nickel cadmium battery (FNC), is an agreement with Hoppecke Batterie Systeme GmbH (formerly, Daug-Hoppecke Gesellschaft Fur Batteriesysteme mbH ("DAHO")) of Brilon, Germany. The Company recorded an impairment loss write-off as of June 30, 1994, assigning zero value to the FNC license agreement.

EMPLOYEES

    As of June 30, 1997, approximately 660 persons were employed by the Registrant.

RESEARCH AND DEVELOPMENT

    Approximately 7% of the Registrant's employees are engaged in engineering design and product development. New products are continuously designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers' needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities.
The cost of such activities during the fiscal years ended June 30, 1997, 1996 and 1995, was $4,552,000, $4,735,000 and $4,791,000, respectively.

ENVIRONMENTAL MATTERS

    The Registrant has settled the claim by the New York State Department of Environmental Conservation (DEC) for contribution toward the costs of remediation of the Municipal Waste Landfill, Cuba, NY, upon payment of $725,000. The Registrant did have insurance policies in effect during the period that waste was disposed of at the site, which the Company believes should provide indemnification of the Registrant's costs.

ITEM 2 - PROPERTIES
-------------------

    The Registrant owns one plant in Lumberton, North Carolina, and leases two plant facilities; one in Cuba, New York (with an option to purchase in accordance with a $500,000 20-year industrial revenue bond financing, subject to repayment of $3,500,000 of subordinate financing) and a second in Tempe, Arizona. The Registrant further leases facility space at a second location in Cuba, New York, and a warehouse in Tempe, Arizona. The Registrant concluded the sale of its idle facility located in West Jordan, Utah, in May 1997 for $525,000 net of expenses.

                     Square Footage      Square Footage        Lease Ex-
       Location           Owned              Leased          piration Date
       --------      --------------      --------------      -------------
    Cuba, NY (New Plant)    -                91,000          April 2017
    Cuba, NY (Old Plant)    -                68,757          August 1997
    East Aurora, NY         -                10,000          April 1999
       (Exec. Offices)
    Lumberton, NC        128,170               -             N/A
    Tempe, AZ               -                40,260          March 2005

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

    The Registrant is involved in ordinary routine litigation incidental to its business, but none is expected to have a material impact upon the financial condition of the Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
----------------------------------------------------------------------

    Information relating to the market and market prices of the Registrant's common stock, the approximate number of Registrant's shareholders and its dividend history for the past two fiscal years appears on page 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, submitted herewith as an exhibit and such information is incorporated by reference herein.

    Information relating to long-term debt for the past two fiscal years appears on page 19 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, submitted herewith as an exhibit and such information is incorporated by reference. The Registrant suspended its quarterly cash dividend effective the third quarter of fiscal 1991. The loss in fiscal 1991 resulted in a deficit of retained earnings. The Registrant, therefore, does not expect to reinstate dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

    A five-year summary of certain financial information relating to the financial condition and results of operations of the Registrant appears on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, submitted herewith as an exhibit and such summary is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
    Management's discussion and analysis of financial condition and results of operations appears on pages 10 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, submitted herewith as an exhibit and such management's discussion and analysis is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    The following financial statements of the Registrant and its subsidiaries, appearing on pages 14 through 23 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, submitted herewith as an exhibit, are incorporated by reference herein:

       Statements of Operations - Years Ended June 30, 1997, 1996, 1995

       Balance Sheets - June 30, 1997 and 1996

       Statements of Cash Flows - Years Ended June 30, 1997, 1996, 1995

       Statements of Shareholders' Equity - Years Ended June 30, 1997,
                                                           1996, 1995

       Notes to Financial Statements

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

    There have been no disagreements with accountants on accounting and financial disclosure matters.

PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

IDENTIFICATION OF DIRECTORS

    Information on directors of the Registrant is contained under the caption "Election of Directors," presented in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1997 Annual Meeting of Shareholders to be held on October 31, 1997, and is incorporated by reference herein.

Identification of Executive Officers
------------------------------------
                                        SUMMARY OF BUSINESS EXPERIENCE
NAME, AGE AND POSITION                      OVER THE LAST FIVE YEARS
----------------------                  ------------------------------

Robert J. McKenna, 49, Chairman,        Prior to assuming the position
President and Chief Executive Officer   currently held in October 1994,
                                        served as President and Chief
                                        Executive Officer since October
                                        1993.  Prior thereto, served as
                                        President  and Chief Operating
                                        officer since September 1992.

Daniel K. Corwin, 50,                   Prior to assuming the position
Vice President and General              currently held in April 1997,
Manager, Electronics Division           served as Vice President and Chief
                                        Financial Officer since August
                                        1994.  Prior thereto, served as
                                        Vice President of Administration
                                        and Chief Financial Officer since
                                        February 1992.

David G. Anderson, 45,
Secretary, Treasurer,
and General Counsel

Nicola T. Arena, 48                     Prior to assuming the position
Vice President and General              currently held in February 1996,
Manager, Power Distribution             served as Director of Sales and
Products Division                       Marketing for Aeroquip Corpora-
                                        tion since 1991.

John E. Gleason, 50,                    Prior to assuming the position Vice
President and General                   currently held in April 1997,
Manager, Aerospace Division             served as Acting Manager of the
                                        Aerospace Division and Vice
                                        President and General Manager of
                                        the Electronics Division since
                                        August 1996.  Prior thereto, served
                                        as Vice President and General
                                        Manager of the Electronics Division
                                        since May 1993.  Prior thereto,
                                        served as General Manager of the
                                        Electronics Division since February
                                        1992.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS
--------------------------------------------------

    Information called for in response to this item is contained under the captions "Compensation of Executive Officers," "Employment Agreement," "1981 Incentive Stock Option Plan," "1989 Stock Option Plan," and "Pension Plan," presented in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1997 Annual Meeting of Shareholders to be held on October 31, 1997, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    Information relating to security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Nominees For Election As Directors" in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1997 Annual Meeting of Shareholders to be held on October 31, 1997, and is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    Certain transactions have been referenced under Item 11. There are no other applicable relationships or related transactions.

                                  PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

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

        11  Statement re. computation of     Note (1h) to Financial
            per share earnings               Statements at page 18 of
                                             1997 Annual Report to
                                             Shareholders.

        13  Acme Electric Corporation 1997
            Annual Report to Shareholders    See Exhibit 13 attached.

        21  Subsidiaries of Registrant       See Exhibit 21 attached.

        22  1997 Proxy Statement             Definitive Proxy Statement
                                             filed under Schedule 14A,
                                             September 17, 1997, File No.
                                             001-08277.

        23 a,b, Additional Exhibits -        Pages F-4 through F-7 on
           c,d  Undertakings                 Report on Form 10-K for
                                             fiscal year ended June 30,
                                             1997.

        27  Financial Data Schedule          See Exhibit 27 attached.

        99  Additional Exhibits -
            News Release, August 18, 1997,
            announcing fourth quarter
            and year-end results.            See Exhibit 99 attached.

(b)   REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K during the fifty-two-week period ending June 30, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE                           DATE



/s/                                         09/26/97
Robert D. Batting      Director



/s/                                         09/26/97
Robert T. Brady        Director



/s/                                        09/26/97
Randall L. Clark       Director



/s/                                        09/26/97
G. Wayne Hawk          Director



/s/                                        09/26/97
Terry M. Manon         Director



/s/                                        09/26/97
Robert J. McKenna      Director

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ACME ELECTRIC CORPORATION




By: /s/                           Date:   09/26/97
    Robert J. McKenna
    Chairman, President and
    Chief Executive Officer



By: /s/                           Date:    09/26/97
    Michael A. Simon
    Corporate Controller and
    Assistant Secretary

                         ACME ELECTRIC CORPORATION

                       INDEX TO FINANCIAL STATEMENTS


    The financial statements together with the report thereon of Price Waterhouse LLP dated August 12, 1997, appearing on pages 14 through 23 of the accompanying 1997 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       FINANCIAL STATEMENT SCHEDULES

                            1997, 1996 AND 1995

                                                   Page
                                                   ----
    Report of independent accountants              F-2

    Valuation and qualifying accounts and          F-3
       reserves (Schedule VIII)

    Consents of independent accountants            F-4, F-5
                                                   F-6 and F-7

                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Acme Electric Corporation



Our audits of the financial statements referred to in our report dated August 12, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders of Acme Electric Corporation (which report and financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements and Financial Statement Schedules which appears on page F-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/
PRICE WATERHOUSE LLP


Buffalo, New York
August 12, 1997

                                      ACME ELECTRIC CORPORATION
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           (000's Omitted)

                                              Additions      Additions
                                 Balance At  (Deductions)   (Deductions)   Deductions   Balance
                                 Beginning     Cost and         Other         From      At End
                                  Of Year       Expense       Accounts      Reserves    Of Year
                                 ----------  ------------   ------------   ----------   -------
Fiscal year ended June 30, 1997
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  389        $  464          $ -           $330       $  523
 Inventory obsolescence and
   impairment reserve             $  399        $  147          $ -           $  -       $  546
 Restructuring Cost Reserves      $  399        $    -          $ -           $399       $    -


Fiscal year ended June 30, 1996
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  451        $  493          $ -           $555       $  389
 Inventory obsolescence and
   impairment reserve             $  566        $    -          $ -           $167       $  399
 Restructuring Cost Reserves      $  399        $    -          $ -           $  -       $  399


Fiscal year ended June 30, 1995
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  169        $  331          $ -           $ 49       $  451
 Inventory obsolescence and
   impairment reserve             $  709        $    -          $ -           $143       $  566
 Restructuring Cost Reserves      $1,292        $    -          $ -           $893       $  399

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-45985) of Acme Electric Corporation of our report dated August 12, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 26, 1997

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-92825) of Acme Electric Corporation of our report dated August 12, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 26, 1997

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-89587) of Acme Electric Corporation of our report dated August 12, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 26, 1997

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-79488) of Acme Electric Corporation of our report dated August 12, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/

PRICE WATERHOUSE LLP


Buffalo, New York
September 26, 1997