Form 10-Q
period 1997-09-27
ACME ELECTRIC CORP
filed 1997-11-10
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 1997

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                  Outstanding at September 27, 1997

Common Stock, Par Value $1.00 Per Share         5,043,544

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                             Unaudited       Audited
                                          Sept. 27, 1997  June 30, 1997
                                              (000's)         (000's)
ASSETS
Current Assets:
 Cash                                         $   165        $   398
 Accounts receivable, net                      13,952         14,019
 Inventories, net                              13,158         13,540
 Deferred income taxes                          1,129          1,238
 Other current assets                             683            499
                                                ------         ------
   Total current assets                        29,087         29,694
                                               ------         ------
Property, plant and equipment, at cost         37,861         37,503
 Less accumulated depreciation                (22,035)       (21,464)
                                               ------         ------
    Total property, plant & equipment, net     15,826         16,039
                                               ------         ------
Other Assets                                    4,453          4,411
                                               ------         ------
Total Assets                                  $49,366        $50,144
                                               ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                             $ 5,762        $ 6,495
 Accrued compensation and other                 3,257          3,918
 Current portion of long-term debt              2,588          2,562
                                               ------         ------
   Total current liabilities                   11,607         12,975
Long-term debt                                 19,549         19,198
Other long-term liabilities                     1,536          1,483
                                               ------         ------
Total Liabilities                             $32,692        $33,656
                                               ------         ------
Shareholders' Equity:
 Common stock, Par Value $1.00
 Authorized 8,000,000 shares
 Issued 5,043,544 and 5,040,834 shares          5,044          5,040
 Capital in excess of par value                19,026         19,014
 Accumulated deficit                           (7,388)        (7,558)
 Less:  Treasury stock at cost
        (699 Shares)                               (8)            (8)
                                               ------         ------
 Total Shareholders' Equity                    16,674         16,488
                                               ------         ------
Total Liabilities and Shareholders' Equity    $49,366        $50,144
                                               ======         ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                       13 Weeks Ended    13 Weeks Ended
                                       Sept. 27, 1997    Sept. 27, 1996
                                            (000's)         (000's)

NET SALES                                  $22,179          $23,223
                                            ------           ------
COSTS AND EXPENSES:
 Cost of Sales                              16,855           17,881
 Research and Engineering Expenses           1,009            1,149
 Selling and Administrative Expenses         3,631            3,686
 Interest Expense                              405              471
                                            ------           ------
   TOTAL COSTS AND EXPENSES                 21,900           23,187
                                            ------           ------
INCOME BEFORE TAXES                            279               36

INCOME TAX EXPENSE                             109               30
                                            ------           ------
NET INCOME                                 $   170          $     6
                                            ======           ======
Weighted Average Number of
 Shares Outstanding                      5,052,498        4,957,548

NET INCOME PER COMMON SHARE                $   .03          $   .00
                                            ------           ------




See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         13 Weeks Ended  13 Weeks Ended
                                         Sept. 27, 1997  Sept. 27, 1996
                                             (000's)         (000's)

Cash flows from operating activities:

Net Income                                  $   170       $     6
Adjustments to reconcile net income
 to net cash flows from operating activities:
 Loss from joint-venture                         --            42
 Depreciation and amortization                  610           499
Change in assets and liabilities:
 Accounts receivable, net                        67           219
 Inventories, net                               382          (985)
 Other assets                                  (226)           51
 Prepaid and accrued income taxes               109            30
 Accounts payable                              (733)        2,032
 Accrued compensation and other                (608)         (434)
                                             ------        ------
Net cash provided from (used in)
 operating activities                          (229)        1,460
                                             ------        ------
Cash flows from investing activities:
 Additions to property, plant and equipment    (397        (1,058)
                                            -------        ------
Net cash used in investing activities          (397)       (1,058)
                                            -------        ------
Cash flows from financing activities:
 Increase of borrowings, net                    377           180
 Proceeds from employee stock purchase, stock
   option and dividend reinvestment plans        16            64
                                             ------        ------
Net cash provided by financing
 activities                                     393           244
                                             ------        ------
Net increase (decrease) in cash                (233)          646

Cash at beginning of period                     398           828
                                             ------        ------
Cash at end of period                       $   165       $ 1,474
                                             ======        ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1. The Balance Sheet of Acme Electric Corporation ("Registrant") at September 27, 1997, the Statement of Operations for the thirteen-week periods ended September 27, 1997, and September 27, 1996, and the Statement of Cash Flows for the thirteen-week periods ended September 27, 1997, and September 27, 1996, include all adjustments necessary for a fair representation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1997 Annual Report filed on Form 10-K.

2.  Accounts receivables included in the Balance Sheet are as follows:

                                   Sept. 27, 1997    June 30, 1997
                                        (000's)         (000's)

            Billed                     $14,067          $14,291
            Unbilled                       281              251
                                        ------           ------
            Subtotal                    14,348           14,542
              Less allowance for
              doubtful accounts            396              523
                                        ------           ------
                                       $13,952          $14,019
                                        ======           ======
    Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned but not yet billed. Management anticipates that all unbilled receivables will be substantially invoiced and collected within a twelve-month period.

3.  Inventories included in the Balance Sheet are as follows:

                                    Sept. 27, 1997    June 30, 1997
                                         (000's)         (000's)

            Raw Material                $ 7,442          $ 7,144
            Work-In-Process               2,427            2,365
            Finished Goods                3,289            4,031
                                         ------           ------
                                        $13,158          $13,540
                                         ======           ======
    Inventories are reported net of reserves for obsolescence of $674,000 and $546,000 at September 27 and June 30, respectively.

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

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                           September 27, 1997
                                                  and
                                             June 30, 1997
                                          Increase   (Decrease)
                                                 (000's)

    Current Assets                              $  (607)

    Property, Plant & Equipment Net                (213)

    Other Assets                                     42
                                                 ------
                                                $  (778)
                                                 ======
    Current Liabilities                         $(1,368)

    Long-Term Debt and Other Liabilities            404

    Shareholders' Equity                            186
                                                 ------
                                                $  (778)
                                                 ======

    Current assets at September 27, 1997, decreased $607,000, or 2.0%, from June 30, 1997, levels due primarily to reduced inventories ($382,000) and lower cash on-hand balances ($233,000). Inventories were slightly lower as a result of stronger than expected shipments of OEM custom power supplies in the quarter. The decrease in the reported cash balance is due to timing between the period-end reporting cut-off and the transfer of lockbox receipts applied against the working line of credit.

    The net increase in property, plant and equipment of $213,000 represents equipment expenditures in the amount of $397,000 more than offset by depreciation expense of approximately $610,000. The Company anticipates that total capital expenditures will not exceed $2 million in fiscal 1998.

    Current liabilities decreased $1,368,000, or 10.5%, as a result of the reduction made in outstanding trade payables in preparation of the new business system conversion at the Company's Tempe, Arizona, location, combined with performance incentive payouts made against fiscal 1997 accruals.

    Long-term debt and other liabilities increased approximately $400,000 in support of the capital expenditures incurred in the quarter.

    The increase in shareholders' equity of $186,000 is primarily due to the net income earned in the period of $170,000.

    The Company has financed its working capital requirements through operations. The Company expects that operating activities for the remainder of fiscal year 1998 will provide adequate cash flow to support working capital requirements and remaining capital expenditures through the end of the current fiscal year.

    The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $3,374,000 and $1,533,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 1998, against which the Company has combined outstanding borrowings and letters of credit of approximately $12,175,000. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of September 27, 1997, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $5,528,000. Management believes that the current financing arrangement will provide adequate liquidity in the near term, with intentions to negotiate longer-term facility commitments for the future.


Results of Operations:

     Thirteen-week period ended September 27, 1997, compared with the comparable thirteen-week period ended September 27, 1996


    Consolidated sales for the thirteen-week period ended September 27, 1997, were $22,179,000, compared with $23,223,000 for the comparable period of a year earlier, or a decrease of 4.5%. Net sales have declined from the same period of the prior year, primarily due to the maturing of various OEM power supply programs at a faster rate than the number of new programs being commenced. A further contributing factor affecting the volume of sales in the quarter has been the Company's efforts to grow sales in higher return product, while phasing out lower-margin business.

    Cost of sales as a percentage of sales for the thirteen-week periods ended September 27, 1997, and September 27, 1996, were 76.0% and 77.0%, respectively. This improvement was achieved despite the nearly $1 million decline in sales, as a result of stringent cost control efforts (labor and overhead) within the Company's custom power supplies business, combined with a growth in sales of higher-margin products sold through distribution.

    Research and engineering expenses as a percent of net sales for the thirteen-week period ended September 27, 1997, decreased slightly to 4.5% from the 4.9% for the same period of the prior year. This reduction ($140,000) primarily reflects the reduced overhead structure implemented in the Company's custom electronics business during the fourth quarter of fiscal 1997.

    Selling and administrative costs as a percent of net sales increased to 16.4% for the thirteen-week period ended September 27, 1997, from 15.9% for the comparable period of the prior year. Increased selling costs (commissions and shipping costs) were experienced as more product with higher gross margins were sold through distribution in the current year quarter. Included within the selling and administrative expense line is an offsetting income of approximately $192,000, related to performance incentives earned by the Company at its aerospace operation, based upon meeting specified delivery schedules with one customer.

    Interest expense as a percent of net sales for the thirteen-week period ended September 27, 1997, declined to 1.8% from 2.0% for the comparable period of the prior year. Interest expense in the quarter to prior-year-quarter comparison decreased $66,000, primarily due to reduced debt levels, as the Company reduced its working capital in excess of $2,000,000 from September of 1996 to September 1997.

    Income taxes as a percent of income before taxes for the thirteen-week period ended September 27, 1997, was 39.0%, compared with 83.3% for the comparable period a year earlier. The variation in the effective tax rate is due to the prior year's low pre-tax earnings and the relative effect that certain book-to-tax differences (1997 book expenses not deductible for tax purposes to include losses from the foreign joint venture) had on the calculated effective rate. The effective tax rate as a percentage of domestic earnings has remained relatively unchanged at 39.0%.

    Backlog at September 27, 1997, was $19,908,000, compared with
$19,422,000 at the end of the comparable period of the prior year.


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information

        a.  Exhibits

            Interim Report dated
            November 7, 1997, for the
            quarter ended September 27,
            1997.                            See Exhibit 13 attached.

            Financial Data Schedule.         See Exhibit 27 attached.

            News Release of October 31,
            1997, announcing first-quarter
            results for fiscal year 1998.    See Exhibit 99 attached.

        b. There were no reports filed on Form 8-K during the thirteen-week period ended September 27, 1997.



                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACME ELECTRIC CORPORATION
                                           (Registrant)


Date:    November 10, 1997           /s/
                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer


Date:    November 10, 1997           /s/
                                     Michael A. Simon
                                     Corporate Controller and
                                     Assistant Secretary