Form 10-Q
period 1997-12-27
ACME ELECTRIC CORP
filed 1998-02-10
CIK 2070

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended December 27, 1997

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

                                         (1)  YES   x    NO ____

                                         (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                  Outstanding at December 27, 1997

Common Stock, Par Value $1.00 Per Share          5,046,214

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                      Unaudited            Audited
                                  December 27, 1997     June 30, 1997
                                       (000's)             (000's)
                                  -----------------     -------------
ASSETS
------
Current Assets:
 Cash                                 $    86              $   398
 Accounts receivable, net              13,865               14,019
 Inventories, net                      13,656               13,540
 Deferred income taxes                    800                1,238
 Other current assets                     810                  499
                                      -------              -------
   Total current assets                29,217               29,694
                                      -------              -------

Property, plant and equipment,
  at cost                              38,026              37,503
  Less accumulated depreciation       (22,568)            (21,464)
                                       ------              ------

    Total property, plant &
      equipment, net                   15,458              16,039
                                      -------             -------

Other assets                            4,490               4,411
                                      -------             -------

Total Assets                          $49,165             $50,144
                                      =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                     $ 5,086             $ 6,495
 Accrued compensation
    and other                           3,660               3,918
 Current portion of
    long-term debt                      2,664               2,562
                                      -------             -------
   Total current liabilities           11,410              12,975
Long-term debt                         19,015              19,198
Other long-term liabilities             1,553               1,483
                                      -------             -------

Total Liabilities                     $31,978             $33,656
                                      -------             -------
Shareholders' Equity:
 Common stock, Par Value $1.00
 Authorized 8,000,000 shares
 Issued 5,046,214 and 5,040,834         5,046              5,040
 Capital in excess of par value        19,039             19,014
 Accumulated deficit                   (6,890)            (7,558)
 Less:  Treasury stock at cost
    (699 Shares)                           (8)                (8)
                                      -------            -------

 Total shareholders' equity            17,187             16,488
                                      -------            -------

Total Liabilities and
  Shareholders' Equity                $49,165            $50,144
                                      =======            =======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                         13 Weeks    13 Weeks     26 Weeks    26 Weeks
                          Ended       Ended        Ended       Ended
                         12/27/97    12/27/96     12/27/97    12/27/96
                          (000's)     (000's)      (000's)     (000's)

NET SALES                 $22,752     $23,478      $44,931     $46,701

COSTS AND EXPENSES:
  Cost of Sales            16,570      17,973       33,425      35,854
  Research and Engineering
    Expense                 1,030       1,142        2,039       2,291
  Selling and Administrative
    Expense                 3,891       3,728        7,522       7,414
  Interest Expense            426         499          831         970
                          -------     -------      -------     -------

TOTAL COSTS AND EXPENSES   21,917      23,342       43,817      46,529
                          -------     -------      -------     -------

INCOME BEFORE TAXES           835         136        1,114         172

INCOME TAX EXPENSE            337          52          446          82

NET INCOME                $   498     $    84      $   668     $    90

Weighted Average Number of
  Shares Outstanding Used
  to Compute Net Income per
  Common Share:
    Basic               5,044,323   4,952,961    5,043,173   4,948,928
    Incremental shares from
      assumed conversion of
      stock options        15,057      12,417       14,946      12,535
                        ---------   ---------    ---------   ---------
  Diluted               5,059,380   4,965,378    5,058,119   4,961,463

NET INCOME PER COMMON SHARE
  (Basic & Diluted)       $   .10     $   .02      $   .13     $   .02


See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                   26 Weeks Ended       26 Weeks Ended
                                  December 27, 1997    December 27, 1996
                                       (000's)              (000's)
                                  -----------------    -----------------

Cash flows from operating activities:
Net income                            $   668              $    90
Adjustments to reconcile net income
 to net cash flows from operating activities:
 Depreciation and amortization          1,221                  998
Change in assets and liabilities:
 Accounts receivable, net                 154                  690
 Inventories, net                        (116)                 142
 Prepaid and deferred income taxes        438                   76
 Other assets                            (390)                 297
 Accounts payable                      (1,409)                 196
 Accrued compensation and other          (188)                (840)
                                      -------              -------
Net cash provided from
  operating activities                    378                1,649
                                      -------              -------

Cash flows from investing activities:
  Additions to property,
    plant and equipment                  (639)              (1,547)
                                      -------              -------
Net cash used in investing
  activities                             (639)              (1,547)
                                      -------              -------

Cash flows from financing activities:
 Increase (Decrease) in borrowings, net   (81)                 282
 Proceeds from employee stock
   purchase, stock option and
   dividend reinvestment plans             30                   89
                                      -------              -------
Net cash provided by (used in)
 financing activities                     (51)                 371
                                      -------              -------
Net increase (decrease) in cash          (312)                 473

Cash at beginning of period               398                  828
                                      -------              -------
Cash at end of period                 $    86              $ 1,301
                                      =======              =======


See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)



1. The Balance Sheet of Acme Electric Corporation ("Registrant") at December 27, 1997, the Statement of Operations for the thirteen- and twenty-six-week periods ended December 27, 1997, and December 27, 1996, and the Statement of Cash Flows for the twenty-six weeks ended December 27, 1997, and December 26, 1996, include all adjustments for a fair representation of the results for such periods.

    The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Consolidated Financial Statements) contained in the Registrant's 1997 Annual Report filed on Form 10-K.

    In the second quarter of fiscal 1998, the Company adopted FASB 128. This statement establishes standards for computing earnings per share
    (EPS). It requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company.


2.  Accounts receivable included in the Balance Sheet are as follows:

                                December 27, 1997       June 30, 1997
                                     (000's)               (000's)
                                -----------------       -------------

            Billed                   $14,040               $14,291
            Unbilled                     279                   251
                                     -------               -------
            Subtotal                  14,319                14,542
              Less allowance for
              doubtful accounts          454                   523
                                     -------               -------
                                     $13,865               $14,019
                                     =======               =======

    Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned, but not yet billed. Management anticipates that unbilled receivables will be substantially billed and collected within a twelve-month period.


3.  Inventories included in the Balance Sheet are as follows:

                               December 27, 1997       June 30, 1997
                                    (000's)               (000's)

            Raw Material            $ 7,540               $ 7,144
            Work-In-Process           1,967                 2,365
            Finished Goods            4,149                 4,031
                                    -------               -------
                                    $13,656               $13,540
                                    =======               =======

    Inventories are reported net of reserves for obsolescence of $694,000 and $546,000 at December 27 and June 30, respectively.

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

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                           December 27, 1997
                                                   and
                                              June 30, 1997
                                    -------------------------------
                                          Increase   (Decrease)
                                                 (000's)

    Current Assets                              $  (477)

    Property, Plant & Equipment Net                (581)

    Intangibles and Other Assets                     79
                                                  -----

                                                $  (979)

    Current Liabilities                         $(1,565)

    Long-Term Debt and Other Liabilities           (113)

    Shareholders' Equity                        $   699

                                                $  (979)


    Current assets at December 27, 1997, reflect a net decrease of approximately $477,000, or 1.6%, from the June 30, 1997, level, primarily due to decreases in deferred taxes, accounts receivable, and cash. The Company's outstanding receivables decreased from June 30 levels, due to slightly lower sales volume. Deferred taxes have decreased due primarily to the utilization of net operating loss carry-forwards used to offset current-year taxable income.

    The net decrease in property, plant and equipment of $581,000, or 3.6%, represents year-to-date equipment expenditures of $639,000, offset by depreciation expense of $1,221,000.

    Intangibles and other assets increased $79,000, or 1.8%, primarily due to increase in prepaid pensions.

    Current liabilities decreased $1,565,000, or 12.1%, as a result of a decrease in accounts payable, combined with performance incentive payouts made against fiscal 1997 accruals.

    Long-term debt and other liabilities decreased approximately $113,000, or approximately .5%, from June 30, 1997. This decrease reflects the Company's favorable cash flows generated from operations year-to-date, which were used to fund both working capital requirements and capital expenditures.

    The increase in shareholders' equity of $699,000 is due to the year-to-date net income of $668,000 and the $31,000 proceeds from employee stock purchase plans.

    The Company has financed its working capital requirements, as well as its year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal 1998 will substantively provide the required cash flow to support working capital requirements and remaining equipment expenditures through the end of the current fiscal year.

    The Company recently secured a new credit agreement which continues to provide for two secured term loans, with current principal balances of $3,036,000 and $1,433,000, respectively, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $12,245,000 at December 27, 1997. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory. As of December 27, 1997, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $5,829,000. Management believes this will provide adequate liquidity for the foreseeable future.

Results of Operations:


      Thirteen- and twenty-six-week periods ended December 27, 1997, compared with the comparable thirteen- and twenty-six-week periods ended December 27, 1996


    Consolidated sales for the thirteen- and twenty-six-week periods ended December 27, 1997, were $22,752,000 and $44,931,000, respectively, compared with $23,478,000 and $46,701,000 for the comparable periods of a year earlier, or a decrease from the prior year's same quarter of 3.1% and a decrease of 3.8% in the year-to-date comparison. Net sales declined in the quarter-to-quarter and the year-to-date comparison due to the maturing of OEM power supply programs at a faster rate than new programs being commenced, accompanied with the Company's efforts to improve the mix of product sold through distribution by displacing lower-margin (volume related) product with higher-margin product programs.

    Cost of sales as a percentage of sales for the thirteen- and twenty-six-week periods ended December 27, 1997, were 72.8% and 74.4%, respectively, compared to 76.6% and 76.8% for the comparable periods of the prior year. This improvement was achieved as a result of stringent cost control efforts (labor and overhead) and sale price increases initiated within the Company's custom power supply business. Continued productivity improvement in the Company's aerospace manufacturing operation also contributed favorably to the Company's profit margins.

    Research and engineering expenses as a percent of net sales for the thirteen-and twenty-six-week periods ended December 27, 1997, were 4.5%, compared to 4.9% for the comparable periods of a year ago.

    Selling and administrative costs as a percent of net sales were 17.1% and 16.7% for the thirteen- and twenty-six-week periods ended December 27, 1997, compared to 15.9% for the comparable periods of a year earlier. Administrative costs increased approximately $450,000 year-to-date over the prior year same period, in part due to the new business system being placed "in service" and the related operating costs (depreciation and maintenance contracts) thereby incurred. Additionally, selling expenses within the distribution business have increased due to new product introductions. Included within the selling and administrative expense line is an offsetting income of approximately $344,000, related to performance incentives earned by the Company at its aerospace operation, based upon meeting specified customer delivery schedules.

    Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended December 27, 1997, decreased to 1.9% from 2.1% for the comparable periods of the prior year. Interest expense for the thirteen- and twenty-six-week periods compared to the prior year same periods decreased $73,000 and $139,000, respectively. Decrease in interest expense is primarily due to reduced debt levels, as the Company reduced its working capital by more than $4,000,000 from December 1996 to December 1997.

    Income taxes as a percent of income before taxes were 40.4% and 40.0%, respectively, for the thirteen- and twenty-six-week periods ended December 27, 1997, compared with 38.2% and 47.7%, respectively, for the comparable periods of a year earlier. The variation in the effective tax rate is due to the prior year's low pre-tax earnings and the relative effect that certain book-to-tax differences (fiscal 1997 book expenses not deductible for tax purposes to include losses from the foreign joint venture) had on the calculated effective rate. The effective tax rate as a percentage of domestic earnings has remained relatively unchanged at approximately 40.0%.

    Backlog at December 27, 1997, was $21,388,000, compared with
$18,239,000 at the end of the comparable period of the prior year.


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information

        a.  Exhibits

            Interim Report dated
            February 6, 1998, for the
            quarter ended December 27,
            1997.                           See Exhibit 13 attached.
            Financial Data Schedule.        See Exhibit 27 attached.
            News release of January 23,
            1998, announcing second-quarter
            results for fiscal year 1998.   See Exhibit 99 attached.

        b. There were no reports filed on Form 8-K during the twenty-six-week period ended December 27, 1997.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ACME ELECTRIC CORPORATION
                                           (Registrant)



Date:    February 10, 1998           _______________________________
                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer



Date:    February 10, 1998           ________________________________
                                     Michael A. Simon
                                     Corporate Controller and
                                     Assistant Secretary