Form 10-Q
period 1998-03-28
ACME ELECTRIC CORP
filed 1998-05-12
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8277


              ACME ELECTRIC CORPORATION
------------------------------------------------------
(Exact name of registrant as specified in its charter)


       STATE OF NEW YORK                                   16-0324980
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


               400 Quaker Road, East Aurora, New York  14052
               ---------------------------------------------
                 (Address of principal executive offices)


                               716/655-3800
                            ------------------
                            (Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                         (1)  YES   x    NO ____

                                         (2)  YES   x    NO ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at March 28, 1998
                -----                   -----------------------------

Common Stock, Par Value $1.00 Per Share          5,049,478

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                           Unaudited         Audited
                                         March 28, 1998   June 30, 1997
                                             (000's)         (000's)
                                         ---------------  -------------
ASSETS
------
Current Assets:
 Cash                                       $    98          $   398
 Accounts receivable, net                    12,113           14,019
 Inventories, net                            13,944           13,540
 Deferred income taxes                          416            1,238
 Other current assets                           830              499
                                            -------          -------
   Total current assets                      27,401           29,694
                                            -------          -------
Property, plant and equipment, at cost       38,092           37,503
 Less accumulated depreciation              (22,937)         (21,464)
                                             ------           ------

   Total property, plant & equipment,
     net                                     15,155           16,039
                                            -------          -------

Other assets                                  4,557            4,411
                                            -------          -------

Total Assets                                $47,113          $50,144
                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                           $ 5,041          $ 6,495
 Accrued compensation and other               3,618            3,918
 Current portion of long-term debt            2,711            2,562
                                            -------          -------
   Total current liabilities                 11,370           12,975
Long-term debt                               16,382           19,198
Other long-term liabilities                   1,571            1,483
                                            -------          -------

Total Liabilities                           $29,323          $33,656
                                            -------          -------
Shareholders' Equity:
 Common stock, Par Value $1.00
 Authorized 8,000,000 shares
 Issued 5,049,478 and 5,040,834               5,049            5,040
 Capital in excess of par value              19,054           19,014
 Accumulated deficit                         (6,305)          (7,558)
 Less:  Treasury stock at cost
    (699 Shares)                                 (8)              (8)
                                            -------          -------

 Total shareholders' equity                  17,790           16,488
                                            -------          -------

Total Liabilities and
 Shareholders' Equity                       $47,113          $50,144
                                            =======          =======


See accompanying Notes to Financial Statements.
                                    -2-

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                             13 Weeks    13 Weeks     39 Weeks    39 Weeks
                              Ended       Ended        Ended       Ended
                             03/28/98    03/28/97     03/28/98    03/28/97
                             (000's)     (000's)      (000's)     (000's)
                            ---------   ---------    ---------   ---------

NET SALES                    $22,352     $24,006      $67,283     $70,707
                             -------     -------      -------     -------

COSTS AND EXPENSES:
 Cost of Sales                15,895      18,240       49,320      54,094
  Research and Engineering
   Expense                     1,037       1,148        3,076       3,439
 Selling and Administrative
   Expense                     4,066       3,852       11,588      11,266
 Interest Expense                380         402        1,211       1,372
                             -------     -------      -------     -------

   TOTAL COSTS AND EXPENSES   21,378      23,642       65,195      70,171
                             -------     -------      -------     -------

INCOME BEFORE TAXES              974         364        2,088         536

INCOME TAX EXPENSE               389         140          835         222
                             -------     -------      -------     -------

NET INCOME                   $   585     $   224      $ 1,253     $   314
                             =======     =======      =======     =======

Weighted Average Number of
 Shares Outstanding Used
 to Compute Net Income per
 Common Share:
   Basic                   5,047,736   4,956,213    5,044,694   4,951,447
   Incremental shares from
     assumed conversion of
     stock options            12,671      14,081       14,187      13,051
                           ---------   ---------    ---------   ---------
   Diluted                 5,060,407   4,970,294    5,058,881   4,964,498
                           =========   =========    =========   =========

NET INCOME PER COMMON SHARE
   (Basic & Diluted)            $.12        $.04         $.25       $ .06
                                ====        ====         ====       =====

See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                       39 Weeks Ended  39 Weeks Ended
                                       March 28, 1998  March 28, 1997
                                          (000's)         (000's)
                                       --------------  --------------

Cash flows from operating activities:
Net income                                $ 1,253         $   314
Adjustments to reconcile net income to net
 cash provided from operating activities:
 Depreciation and amortization              1,783           1,504
Change in assets and liabilities:
 Accounts receivable, net                   1,906             165
 Inventories, net                            (404)            611
 Other assets                                 350             250
 Accounts payable                          (1,454)            257
 Accrued compensation and other              (212)            (92)
                                          -------         -------
Net cash provided from
  operating activities                      3,222           3,009
                                          -------         -------

Cash flows from investing activities:
 Proceeds from dispositions                    16              --
 Additions to property, plant
   and equipment                             (920)         (2,103)
                                          -------         -------
Net cash used in investing activities        (904)         (2,103)
                                          -------         -------

Cash flows from financing activities:
 Decrease in borrowings, net               (2,667)         (1,727)
 Proceeds from employee stock purchase
   and stock option plans                      49             108
                                          -------         -------
Net cash used in financing activities      (2,618)         (1,619)
                                          -------         -------
Net decrease in cash                         (300)           (713)

Cash at beginning of period                   398             828
                                          -------         -------
Cash end of period                        $    98         $   115
                                          =======         =======


See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1. The Balance Sheet of Acme Electric Corporation ("Registrant") at March 28, 1998, the Statement of Operations for the thirteen- and thirty-nine-week periods ended March 28, 1998, and March 28, 1997, and the Statement of Cash Flows for the thirty-nine weeks ended March 28, 1998, and March 28, 1997, include all adjustments for a fair presentation of the results for such periods.

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

2.  Accounts receivable included in the Balance Sheet are as follows:

                                      March 28, 1998        June 30, 1997
                                          (000's)              (000's)
                                      --------------        -------------
            Billed                       $12,403               $14,291
            Unbilled                         176                   251
                                         -------               -------
            Subtotal                     $12,579               $14,542
              Less allowance for
              doubtful accounts              466                   523
                                         -------               -------
                                         $12,113               $14,019
                                         =======               =======

    Unbilled receivables are comprised of revenue amounts in long-term contracts, which have been earned, but not yet billed. Management anticipates that all unbilled receivables will be invoiced and collected within a twelve-month period.

3.  Inventories included in the Balance Sheet are as follows:

                                       March 28, 1998        June 30, 1997
                                           (000's)              (000's)
                                       --------------        -------------
            Raw Material                  $ 6,959               $ 7,144
            Work-In-Process                 2,010                 2,365
            Finished Goods                  4,975                 4,031
                                          -------               -------
                                          $13,944               $13,540
                                          =======               =======

    Inventories are reported net of reserves for obsolescence of $703,000 and $546,000 at March 28 and June 30, respectively.

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

    A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                    Comparison of Balance Sheets at
                                              March 28, 1998
                                                   and
                                              June 30, 1997
                                    -------------------------------
                                          Increase   (Decrease)
                                                 (000's)

    Current Assets                                $(2,293)
    Property, Plant & Equipment Net                  (884)
    Intangibles and Other Assets                      146
                                                   ------
                                                  $(3,031)
                                                  =======

    Current Liabilities                           $(1,605)
    Long-Term Debt and Other Liabilities           (2,728)
    Shareholders' Equity                            1,302
                                                   ------
                                                  $(3,031)
                                                  =======

    Current assets at March 28, 1998, decreased by approximately $2,293,000, or 7.7%, compared with the level at June 30, 1997, due primarily to decreases in deferred income taxes, accounts receivable, and cash. The Company's outstanding receivables decreased from June 30 levels, due to lower sales volume and stronger collections efforts of past due accounts. Deferred taxes have decreased, primarily due to the utilization of net operating loss carry forwards used to offset current year taxable income.

    The net decrease in property, plant and equipment of $884,000, or 5.5%, represents year-to-date expenditures of $920,000 offset by depreciation of $1,783,000 and asset retirements of $21,000.

    Intangibles and other assets increased $146,000, or 3.3%, primarily due to an increase in prepaid pensions and group insurance.

    Current liabilities have decreased $1,605,000 (12.4%) due to a decrease in the outstanding accounts payable.

    Long-term debt and other liabilities decreased $2,728,000, or approximately 13.2%, from June 30, 1997. This decrease is reflective of the positive cash flow generated from operations year-to-date, which funded both working capital and capital expenditures, as well as providing significant reductions in the Company's outstanding debt.

    The increase in shareholders' equity of $1,302,000 is due to year-to-date net income of $1,253,000 and the $49,000 proceeds from employee stock purchase plan programs received since June 30, 1997.

    The Company has financed its working capital requirements, as well as its year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal 1998 will provide adequate cash flow to support working capital requirements and remaining equipment expenditures through the end of the current fiscal year.

    The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $2,699,000 and $1,333,000, respectively, and a secured revolving credit line, with a $21,000,000 limit and maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $10,610,000 at March 28, 1998. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory. As of March 28, 1998, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $6,310,000. Management believes that this will provide adequate liquidity for the foreseeable future.

    The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem relates to the ability of computer systems to be able to distinguish date data between the twentieth and twenty-first centuries. The Company is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and does not currently expect that doing so will have a material adverse impact on the Company's financial position, results of operations, or cash flows in the future. The Company is further taking action to determine Year 2000 status of its product and service suppliers.


RESULTS OF OPERATIONS:

       Thirteen- and thirty-nine-week periods ended March 28, 1998, compared with the comparable thirteen- and thirty-nine-week periods ended March 28, 1997
    -------------------------------------------------------------------

    Consolidated sales for the thirteen- and thirty-nine-week periods ended March 28, 1998, were $22,352,000 and $67,283,000, respectively, compared with $24,006,000 and $70,707,000 for the comparable periods of a year earlier, or a decrease from the prior year's same quarter of 6.9% and year-to-date of 4.8% from the comparable prior-year periods. Net sales have decreased in both the quarter-to-quarter and year-to-date comparisons. The general maturing of certain Original Equipment Manufacturer (OEM) power supply programs, combined with the softening in demand within the computer and telecommunication markets associated with the economic troubles in the Far East (resulting in product shipment reschedules), contributed to the lower sales performance. The Company has made the necessary adjustments in this portion of its operations and will monitor this situation closely.

    Cost of sales as a percentage of sales for the thirteen- and thirty-nine-week periods ended March 28, 1998, were 71.1% and 73.3%, respectively, compared to 76.0% and 76.5% for the comparable periods of the prior year. This improvement was achieved as a result of stringent cost control efforts (labor and overhead), reduced material costs, and sales price increases initiated within the Company's power supply business. Continued productivity improvements in the Company's aerospace manufacturing operations further contributed favorably to the Company's profit margins.

    Research and engineering expenses as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1998, were 4.6%, compared to 4.8% and 4.9% for the respective periods of a year earlier.
The reduced expenses reflect the stringent cost controls implemented in the custom power supply business.
                                    -7-

    Selling and administrative costs as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1998, increased from 16.0% and 15.9% at March 28, 1997, to 18.2% and 17.2%, respectively.
Administrative costs increased, in part, due to the new business system being placed "in service" and the related operating costs (depreciation and maintenance costs) incurred. Additionally, selling expenses, to include commissions, royalties and shipping costs, have increased as the Company has increased shipments of its fiber nickel cadmium (FNC) battery products, along with replacing some of its lower-margin OEM transformer business with products sold through distribution. Included within the selling and administrative expense line is an offsetting income of approximately $475,000, related to performance incentives earned by the Company at its Aerospace operation, based upon meeting specified customer delivery schedules.

    Interest expense as a percent of net sales for the thirteen- and thirty-nine-week periods ended March 28, 1998, was 1.7% and 1.8%, as compared to 1.7% and 1.9% for the respective comparable periods of the prior year. Interest expense for the thirteen- and thirty-nine-week periods compared to the prior year decreased $22,000 and $161,000, respectively. Decrease in interest expense is due to reduced debt levels.

    Income taxes as a percent of income before taxes was 40% for the thirteen- and thirty-nine-week periods ended March 28, 1998, compared with 38.4% and 41.4%, respectively, for the comparable periods a year earlier. The variation in the effective tax rate is due to the prior year's lower pretax earnings and the relative effect that certain book-to-tax differences had on the calculated effective tax rate.

    Backlog at March 28, 1998, was $17,350,000, compared with $17,247,000 at the end of the comparable period of the prior year.


                                  PART II
                             OTHER INFORMATION
                             -----------------
Item 5.  Other Information
--------------------------
    a.  Exhibits
        -   Interim Report dated May 1, 1998,
            for the third quarter ended
            March 28, 1998.                       See Exhibit 13 attached
        -   Financial Data Schedule               See Exhibit 27 attached
        -   News Release dated April 21, 1998,
            announcing results of operations
            for the thirteen- and thirty-nine-
            week periods ended March 28, 1998.    See Exhibit 99 attached

    b. There were no reports filed on Form 8-K during the thirty-nine-week period ended March 28, 1998.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ACME ELECTRIC CORPORATION
                                           (Registrant)



Date:   May 12, 1998                 /s/
                                     Robert J. McKenna
                                     Chairman, President and
                                     Chief Executive Officer



Date:   May 12, 1998                 /s/
                                     Michael A. Simon
                                     Corporate Controller
                                     and Assistant Secretary