Form 10-K
period 1998-06-30
ACME ELECTRIC CORP
filed 1998-09-28
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1998
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission file number 1-8277

                          ACME ELECTRIC CORPORATION
                          ------------------------
          (Exact name of Registrant as specified in its charter)

   STATE OF NEW YORK                                       16-0324980
   -----------------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 400 Quaker Road, East Aurora, New York                      14052
 ---------------------------------------                     -----
   (Address of principal corporate offices)                (Zip Code)

                               716/655-3800
                                -----------
                            (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
     Title of each class                              on which registered
     -------------------                              -------------------
Common Stock - Par Value $1.00 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 11, 1998.
      Common Stock, Par Value $1 Per Share, $21,186,906

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 11, 1998.
      Common Stock, Par Value $1 Per Share, 5,056,541 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on October 30, 1998, are incorporated by reference into Part III.


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

  Customers

  Power conversion equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. One customer of the Company accounted for 17.2%, 16.2%, and 14.8%, respectively, of fiscal 1998, 1997, and 1996 sales and 3.7%, 10.0%, and 8.2%, respectively, of June 30, 1998, 1997, and 1996, accounts receivable. This customer's program is scheduled for curtailment in January 1999, and, accordingly, the Company is currently addressing alternatives to replace this business.

  Backlog

  The backlog of orders believed to be firm totaled approximately $15,502,000 at June 30, 1998, compared with approximately $16,946,000 at June 30, 1997. The lower backlog at June 30, 1998, compared with the backlog at June 30, 1997, reflects a reduced backlog of orders in the Registrant's aerospace business, as improved production capabilities supported a return to on-time deliveries on several delinquent customer programs, thereby reducing the end of the year cumulative backlog.

  Backlog orders at June 30, 1998, are generally expected to be filled during the current fiscal year.

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

  Employees

    As of June 30, 1998, approximately 630 persons were employed by the Registrant.

  Research and Development

  Approximately 7% of the Registrant's employees are engaged in engineering design and product development. New products are continuously designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers' needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities. The cost of such activities during the fiscal years ended June 30, 1998, 1997 and 1996, was $4,136,000, $4,552,000 and
  $4,735,000, respectively.

  Environmental Matters

  On June 27, 1997, the Registrant settled the claim by the New York State Department of Environmental Conservation (DEC) for contribution toward the costs of remediation of a municipal waste landfill site upon payment of $725,000. The Registrant did have insurance policies in effect during the period that waste was disposed of at the site, which the Company is pursuing for possible recovery.

ITEM 2 - PROPERTIES

  The Registrant owns one plant in Lumberton, North Carolina, and leases two plant facilities; one in Cuba, New York (with an option to purchase in accordance with a $500,000 20-year industrial revenue bond financing, subject to repayment of $3,400,000 of subordinate financing) and a second in Tempe, Arizona. The Registrant further leases facility space at a second location in Cuba, New York, and a warehouse in Tempe, Arizona.

                         Square Footage     Square Footage     Lease Ex-
     Location                 Owned             Leased       piration Date
     --------            --------------     --------------   -------------
  Cuba, NY (New Plant)        --                91,000         April 2017
  Cuba, NY (Old Plant)        --                72,000         August 1999
  East Aurora, NY             --                10,000         April 2004
   (Exec. Offices)
  Lumberton, NC          128,170                    --              N/A
  Tempe, AZ                   --                40,260         March 2005

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


                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
              HOLDER MATTERS

  Information relating to the market and market prices of the Registrant's common stock, the approximate number of Registrant's shareholders and its dividend history for the past two fiscal years appears on page 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, submitted herewith as an exhibit and such information is incorporated by reference herein.

  Information relating to long-term debt for the past two fiscal years appears on page 19 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, submitted herewith as an exhibit and such information is incorporated by reference. The Registrant suspended its quarterly cash dividend effective the third quarter of fiscal 1991. The loss in fiscal 1991 resulted in a deficit of retained earnings. As the Company continues to have a deficit of retained earnings, it does not expect to reinstate dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

  A five-year summary of certain financial information relating to the financial condition and results of operations of the Registrant appears on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, submitted herewith as an exhibit and such summary is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of financial condition and results of operations appears on pages 10 through 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, submitted herewith as an exhibit and such management's discussion and analysis is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements of the Registrant and its subsidiaries, appearing on pages 14 through 23 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998, submitted herewith as an exhibit, are incorporated by reference herein:

   Statements of Operations - Years Ended June 30, 1998, 1997, 1996

   Balance Sheets - June 30, 1998 and 1997

   Statements of Cash Flows - Years Ended June 30, 1998, 1997, 1996

   Statements of Shareholders' Equity - Years Ended June 30, 1998, 1997,
                                                    1996

   Notes to Financial Statements

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no disagreements with accountants on accounting and financial disclosure matters.


                                 PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT

  Identification of Directors
   --------------------------
  Information on directors of the Registrant is contained under the caption "Election of Directors," presented in the Registrant's
  Definitive Proxy Statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1998 Annual Meeting of Shareholders to be held on October 30, 1998, and is incorporated by reference herein.

  Identification of Executive Officers
   -----------------------------------
                                          Summary of Business Experience
Name, Age and Position                     Over the Last Five Years
----------------------                 ----------------------------------
Robert J. McKenna, 50, Chairman,       Prior to assuming the position
President and Chief Executive Officer  currently held in October 1994, served as President and Chief
                                       Executive Officer since October
                                       1993.

John B. Drenning, Esq., 61             Partner, Phillips, Lytle,
Secretary                              Hitchcock, Blaine,& Huber since
                                       1990.

Michael A. Simon, 41                   Prior to assuming the position
Corporate Controller and               currently held in August 1997,
Assistant Secretary                    served as Controller since 1992.

Daniel K. Corwin, 51,                  Prior to assuming the position
Vice President and General             currently held in April 1997,
Manager, Electronics Division          served as Vice President and
                                       Chief Financial Officer since
                                       August 1994.  Prior thereto,
                                       served as Vice President of
                                       Administration andChief Financial
                                       Officer since February 1992.

Nicola T. Arena, 49                    Prior to assuming the position
Vice President and General             currently held in February 1996,
Manager, Power Distribution            served as Director of Sales and
Products Division                      Marketing for Aeroquip Cor-
                                       poration since 1991.

John E. Gleason, 51,                   Prior to assuming the position
Vice President and General             currently held in April 1997,
Manager, Aerospace Division            served as Acting Manager of the
                                       Aerospace Division and Vice
                                       President and General Manager of
                                       the Electronics Division since
                                       August 1996.  Prior thereto, served
                                       as Vice President and General
                                       Manager of the Electronics Division
                                       since May 1993.

ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS

  Information called for in response to this item is contained under the captions "Compensation of Executive Officers," "Employment Agreements," "1981 Incentive Stock Option Plan," "1989 Stock Option Plan," "Pension Plan," and the "1998 Stock Option Plan" proposal presented in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1998 Annual Meeting of Shareholders to be held on October 30, 1998, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Nominees For Election As Directors" in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1998 Annual Meeting of Shareholders to be held on October 30, 1998, and is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain transactions have been referenced under Item 11. There are no other applicable relationships or related transactions.

                                  PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements
          --------------------
          See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     2.   Financial Statement Schedules
          -----------------------------
          See the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

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

          11  Statement re. computation of    Note (8) to Financial
              per share earnings              Statements at page 21 of
                                              1998 Annual Report to
                                              Shareholders.

          13  Acme Electric Corporation 1998
              Annual Report to Shareholders   See Exhibit 13 attached.

          22  1998 Proxy Statement            Definitive Proxy Statement
                                              filed under Schedule 14A,
                                              September 16, 1998,
                                              File No. 001-08277.

          23  a,b, Additional Exhibits -      Pages F-4 through F-5 on
              c,d  Undertakings               Report on Form 10-K for
                                              fiscal year ended
                                              June 30, 1998.

          27  Financial Data Schedule         See Exhibit 27 attached.

          99  Additional Exhibits -
              News Release, August 5, 1998,
              announcing fourth quarter
              and year-end results.           See Exhibit 99 attached.

(b)       Reports on Form 8-K

          There were no reports filed on Form 8-K
          during the fifty-two-week period ending
          June 30, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature and Title                        Date



   /s/                                         09/28/98
Robert D. Batting           Director



   /s/                                         09/28/98
Robert T. Brady             Director



   /s/                                         09/28/98
Randall L. Clark            Director



   /s/                                         09/28/98
G. Wayne Hawk               Director



   /s/                                         09/28/98
Terry M. Manon              Director



   /s/                                         09/28/98
Robert J. McKenna           Director

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ACME ELECTRIC CORPORATION




By:     /s/                                Date:    09/28/98
     Robert J. McKenna
     Chairman, President and
     Chief Executive Officer





By:     /s/                                  Date:    09/28/98
     Michael A. Simon
     Corporate Controller and
     Assistant Secretary

                         ACME ELECTRIC CORPORATION

                       INDEX TO FINANCIAL STATEMENTS


     The financial statements together with the report thereon of PricewaterhouseCoopers LLP dated August 5, 1998, appearing on pages 14 through 24 of the accompanying 1998 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       FINANCIAL STATEMENT SCHEDULES

                            1998, 1997 AND 1996

                                                     Page

     Report of independent accountants               F-2

     Valuation and qualifying accounts and           F-3
        reserves (Schedule VIII)

     Consents of independent accountants             F-4 and F-5

                     Report of Independent Accountants
                      on Financial Statement Schedule


To the Board of Directors of
Acme Electric Corporation



Our audits of the financial statements referred to in our report dated

August 5, 1998 appearing on page 24 of the 1998 Annual Report to

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




  /s/

PRICEWATERHOUSECOOPERS LLP


Buffalo, New York
August 5, 1998
                                    F-2

                            ACME ELECTRIC CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (000's Omitted)

                                              Additions      Additions
                                 Balance At  (Deductions)   (Deductions)
Deductions                       Balance
                                 Beginning     Cost and         Other
From                             At End
                                  Of Year       Expense       Accounts
Reserves                         Of Year
                                 ----------  ------------   ------------   -----
-----                            -------
Fiscal year ended June 30, 1998
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  523        $    70         $     -       $
127                               $ 466
 Inventory obsolescence and
   impairment reserve             $  546        $  582          $     -       $
347                               $ 781


Fiscal year ended June 30, 1997
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  389        $  464          $ -
$330                              $  523
 Inventory obsolescence and
   impairment reserve             $  399        $  147          $ -           $
-                                 $  546
 Restructuring Cost Reserves      $  399        $    -          $ -
$399                              $    -


Fiscal year ended June 30, 1996
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  451        $  493          $ -
$555                              $  389
 Inventory obsolescence and
   impairment reserve             $  566        $    -          $ -
$167                              $  399
 Restructuring Cost Reserves      $  399        $    -          $ -           $
-                                 $  399


                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statements on Forms S-8 (No. 2-45985, No. 2-92825, No. 33-79488, No. 33-

59521, No. 33-59523, and No. 333-27243) of Acme Electric Corporation of our

report dated August 5, 1998 appearing on page 24 of the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.

We also consent to the incorporation by reference of our report on the

Financial Statement Schedule, which appears on page F-2 of this Form 10-K.




  /s/

PRICEWATERHOUSECOOPERS LLP


Buffalo, New York
September 28, 1998

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 2-89587)

of Acme Electric Corporation of our report dated August 5, 1998 appearing on page 24 of the 1998 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.




  /s/

PRICEWATERHOUSECOOPERS LLP


Buffalo, New York
September 28, 1998