Form 10-Q
period 1998-10-03
ACME ELECTRIC CORP
filed 1998-11-17
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 1998

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 3, 1998
Common Stock, Par Value $1.00 Per Share                 5,056,674

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                           Unaudited          Audited
                                          Oct 3, 1998       June 30, 1998
                                            (000's)           (000's)
                                            -------           -------
ASSETS
Current Assets:
     Cash                                $     370        $     629
     Accounts receivable, net               11,434           12,552
     Inventories, net                       10,898           11,961
     Deferred income taxes                   1,248            1,269
     Other current assets                      613              695
                                           -------          -------
       Total current assets                 24,563           27,106
                                            ------           ------

Property, plant and equipment, at cost      38,021           37,794
     Less accumulated depreciation        (23,219)          (22,679)
                                            ------           ------

       Total property, plant
        & equipment, net                    14,802           15,115
                                            ------           ------

Other Assets                                 3,401            3,274
                                           -------          -------
Total Assets                               $42,766          $45,495
                                            ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                     $  4,918         $  4,734
     Accrued compensation and other          3,414            4,376
     Current portion of long-term debt       2,785            2,754
                                           -------          -------
       Total current liabilities            11,117           11,864
                                            ------           ------
Long-term debt                              10,258           12,833
Other long-term liabilities                  1,770            1,723
                                           -------          -------

Total Liabilities                          $23,145          $26,420
                                            ------           ------

Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,056,674 and 5,051,444 shares   5,057            5,051

     Capital in excess of par value         19,079           19,061

     Accumulated deficit                   (4,507)           (5,029)
     Less:  Treasury stock at cost
            (699 Shares)                       (8)               (8)
                                         ---------        ---------

     Total Shareholders' Equity             19,621           19,075
                                            ------           ------

Total Liabilities and Shareholders' Equity $42,766          $45,495
                                            ======           ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                          13 Weeks Ended  13 Weeks Ended
                                            Oct 3, 1998    Sep 27, 1997
                                              (000's)        (000's)
                                              -------        -------


NET SALES                                    $22,378        $22,179
                                              ------         ------

COSTS AND EXPENSES:
     Cost of Sales                            16,736         16,855
     Research and Engineering Expenses           967          1,009
     Selling and Administrative Expenses       3,567          3,631
     Interest Expense                            252            405
                                              ------        -------

       TOTAL COSTS AND EXPENSES               21,522         21,900
                                              ------         ------

INCOME BEFORE TAXES                              856            279

INCOME TAX EXPENSE                               334            109
                                             -------        -------

NET INCOME                                  $    522       $    170
                                             =======        =======

Weighted Average Number of
     Shares Outstanding Used
     to Compute Net Income per
     Common Share:
       Basic                                   5,054          5,042
       Incremental Shares from
         assumed conversion of
         stock options                            14             10
                                             -------        -------

       Diluted                                 5,068          5,052
                                               =====          =====

NET INCOME PER COMMON SHARE
     (Basic & Diluted)                          $.10           $.03
                                                 ===            ===






See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                       13 Weeks Ended   13 Weeks Ended
                                         Oct 3, 1998      Sep 27, 1997
                                           (000's)           (000's)
                                           -------           -------

Cash flows from operating activities:

Net Income                                  $    522       $    170
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Depreciation and amortization               593            610
     Loss on sale of fixed assets                 35             --
Change in assets and liabilities:
     Accounts receivable, net                  1,117             67
     Inventories, net                          1,064            382
     Deferred taxes and other assets             (24)          (117)
     Accounts payable                            183           (733)
     Accrued compensation and other             (914)          (608)
                                               -----         ------
Net cash provided from (used in)
     operating activities                      2,576           (229)
                                               -----         ------
Cash flows from investing activities:
     Proceeds from disposition                     4             --
     Additions to property, plant and equipment  (319)         (397)
                                               ------        -------
Net cash used in investing activities           (315)          (397)
                                              ------         ------
Cash flows from financing activities:
     Increase (decrease) of borrowings, net   (2,544)           377
     Proceeds from employee stock purchase
       and stock options plans                    24             16
                                              ------         ------
Net cash (used in) provided from
  financing activities                        (2,520)           393
                                               ------        -------
Net decrease in cash                            (259)          (233)

Cash at beginning of period                      629            398
                                             -------        -------
Cash at end of period                       $    370       $    165
                                             =======        =======


See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1. The Balance Sheet of Acme Electric Corporation ("Registrant") at October 3, 1998, the Statement of Operations for the thirteen-week periods ended October 3, 1998, and September 27, 1997, and the Statement of Cash Flows for the thirteen-week periods ended October 3, 1998, and September 27, 1997, include all adjustments necessary for a fair representation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1998 Annual Report filed on Form 10-K.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company had no other components of comprehensive income other than net income for all periods presented.

     Recently issued accounting standards not yet adopted.

     The provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," will become effective for the Company's fiscal year-end 1999. SFAS No. 131 requires that public companies report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Generally, financial information is required to be reported on that basis that is used internally for evaluating segment performance and resource allocation. The Company will adopt SFAS No. 131 for the fiscal year-end 1999 financial statements and is expected to have expanded segment disclosures as a result of the adoption.

     In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revises the employers' disclosures about pension and other postretirement benefit plans. The Company plans to make the revised disclosures for the fiscal year-end 1999 financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The Company intends to adopt the Statement during the first quarter of fiscal year 2000. The financial statement impact from the adoption is not expected to be material.

2.   Accounts receivables included in the Balance Sheet are as follows:

                               Oct 3, 1998   June 30, 1998
                                 ($000's)        ($000's)
                                 --------        --------

     Billed                      $11,867         $12,921
     Unbilled                         65              97
                                 -------         -------
     Subtotal                     11,932          13,018
       Less allowance for
       doubtful accounts             498             466
                                 -------         -------
                                 $11,434         $12,552
                                  ======          ======

     Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned but not yet billed. Management anticipates that all unbilled receivables will be substantially invoiced and collected within a twelve-month period.

3.   Inventories included in the Balance Sheet are as follows:

                               Oct 3, 1998   June 30, 1998
                                 ($000's)        ($000's)
                                 --------        --------

     Raw Material                 $5,750          $5,875
     Work-In-Process               1,645           1,685
     Finished Goods                3,503           4,401
                                  ------          ------
                                 $10,898         $11,961
                                  ======          ======

     Inventories are reported net of reserves for obsolescence of $1,062,000 and $782,000 at October 3 and June 30, respectively.

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

     A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                             Comparison of Balance Sheets at
                                    October 3, 1998
                                        and
                                   June 30, 1998
                              Increase   (Decrease)
                              ---------------------
                                     (000's)

     Current Assets                 $(2,543)

     Property, Plant & Equipment Net   (313)

     Other Assets                       127
                                    -------
                                    $(2,729)
                                     ======


     Current Liabilities           $   (747)

     Long-Term Debt and
       Other Liabilities             (2,528)

     Shareholders' Equity               546
                                     ------
                                    $(2,729)
                                     ======



     Current assets at October 3, 1998, decreased $2,543,000, or 9.4%, from June 30, 1998, levels due primarily to the decrease in accounts receivable of $1,117,000 and inventories of $1,064,000. The decrease in receivables is reflective of a lower volume of product shipments incurred in August and September, compared with May and June. This is due, in part, to cyclical business elements, combined with the winding down of the Cisco Systems program in the Company's electronics business. Inventory reduction is, again, primarily the result of the wind down of the Cisco program, with target curtailment scheduled for January 1999.

     The net decrease in property, plant and equipment of $313,000, or 2.0%, represents year-to-date expenditures in the amount of $319,000 offset by depreciation of approximately $593,000 and net fixed asset retirements of $33,000.

     Current liabilities decreased $747,000, or 6.3%, as a result of performance incentive payouts made against the June 30, 1998, accruals.

     Long-term debt and other liabilities decreased approximately
$2,528,000, or approximately 17.4%. Debt reduction resulted from both positive cash flow from operations, as well as reduced working capital (receivables and inventory) requirements associated with the Cisco program curtailment.

     The increase in shareholders' equity of $546,000 is primarily due to the profit year-to-date of $522,000.

     The Company has financed its working capital requirements, as well as year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal year 1999 will provide adequate cash flow to support any working capital requirements, as well as support, in part, the anticipated $2 million of capital expenditures.

     The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $1,687,000 and $1,100,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $5,854,000 at October 3, 1998. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of October 3, 1998, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $8,909,000. Management believes that this will provide adequate liquidity for the foreseeable future.

Expectation for Year 2000 Compliance
------------------------------------

     As noted in the Company's June 30, 1998, 10-K filing, the business is reliant on systems which utilize time-based mechanisms for asset and information management, and management recognizes that such systems may encounter problems affecting the capability thereof due to the year 2000
(Y2K) date change. The Company also has business relationships with vendors, product purchases, and financial institutions, among others, who are reliant on such systems. It is possible that, given problems encountered by the Company or these parties, the Company could send or receive improper billings, produce products which are unaccounted for, experience production shortages or delays, encounter collection delays, or report inaccurate data, among other things.

     The Company's Year 2000 Task Group, with member participation from all operating units, as well as the corporate office, has essentially completed its assessment program, which included an inventory and identification of the Company's mission critical information technology (IT) system, as well as non-IT systems (i.e., equipment microcontrollers).

     The Company has commenced, in a test environment, testing and implementation of the AIX operating system and purchased Oracle software upgrades. Management anticipates that testing will be completed by spring of 1999, with full implementation accomplished by the Fall of 1999. The primary risk factor will be the continuity of the Company's internal IS staffing and outside IS resource support.

     The Company is in the process of assessing the year 2000 readiness on the part of its supply base, as well as customers utilizing EDI avenues of commerce. Both vendor and customer letters requesting responses and/or certifications to their year 2000 readiness are substantially complete, with scheduled follow-up contact to be pursued with those identified to be mission critical.

     The Company currently is in the process of developing a contingency plan should aspects of the year 2000 project not be completed or vendors and customers fail to insure their Y2K readiness. This process is anticipated to be completed by early fall 1999.

     Management anticipates that additional costs associated with the year 2000 project, aside from normal IT annual budget, should not exceed $300,000.


Results of Operations:
---------------------

       Thirteen-week period ended October 3, 1998, compared with the comparable thirteen-week period ended September 27, 1997
         --------------------------------------------------------

     Consolidated sales for the thirteen-week period ended October 3, 1998, were $22,378,000, compared with $22,179,000 for the comparable period of a year earlier, or an increase of .9%. Net sales increased slightly from the same period of the prior year, as increases in transformer sales sold through distribution offset decreasing sales in the custom electronics business, as the Cisco Systems program began to wind down. Orders on this program are scheduled to end January 1999.

     Cost of sales as a percentage of sales for the thirteen-week periods ended October 3, 1998, and September 27, 1997, were 74.8% and 76.0%, respectively. This improvement was achieved as a result of continued cost reduction efforts (labor and overhead) initiated in the Company's electronics business, as well as continued productivity improvements within the Company's aerospace manufacturing operation.

     Research and engineering expenses as a percent of net sales for the thirteen-week period ended October 3, 1998, decreased slightly (from 4.5% to 4.3%) compared to the same period of the prior year. This decrease reflects a portion of the cost reduction measures implemented in the Electronics Division.

     Selling and administrative costs as a percent of net sales decreased to 15.9% for the thirteen-week period ended October 3, 1998, from 16.4% for the comparable period of the prior year. This net decrease ($64,000) primarily reflects the additional customer program incentives earned in the Company's aerospace business (and recorded as offset in the general and administrative expense line) associated with on-time delivery schedules.

     Interest expense as a percent of net sales for the thirteen-week period ended October 3, 1998, decreased to 1.12% from 1.83% for the comparable period of the prior year. Interest expense in the quarter to prior-year-quarter comparison decreased $154,000, as a result of lower debt levels, as the Company continued to reduce its outstanding debt by nearly $2,500,000 from September 1997 to September 1998.

     Income taxes as a percent of income before taxes for the thirteen-week period ended October 3, 1998, was 39.0%, unchanged from 39.0% reported for the same period of the prior year.

     Backlog at October 3, 1998, was $13,267,000, compared with $19,908,000 at the end of the comparable period of the prior year. The lower backlog at October 3, 1998, primarily reflects the decline in orders associated with the Cisco Systems program within the Company's Electronics Division.

                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information

     a.   Exhibits

          Interim Report dated
          November 6, 1998, for the
          quarter ended October 3,
          1998.                           See Exhibit 13 attached.

          Financial Data Schedule.        See Exhibit 27 attached.

          News Release of October 26,
          1998, announcing first-quarter
          results for fiscal year 1999.   See Exhibit 99 attached.

          b. There were no reports filed on Form 8-K during the thirteen-week period ended October 3, 1998.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACME ELECTRIC CORPORATION
                                          (Registrant)


Date:    November 17, 1998         /s/
                                   --------------------------
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    November 17, 1998         /s/
                                   --------------------------
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary