Form 10-Q
period 1999-01-02
ACME ELECTRIC CORP
filed 1999-02-16
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 2, 1999

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at January 2, 1999
Common Stock, Par Value $1.00 Per Share               5,057,554

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                            Unaudited        Audited
                                       January 2, 1999    June 30, 1998
                                             (000s)             (000s)
                                             ------             ------
ASSETS
------
Current Assets:
     Cash                                $     382          $     629
     Accounts receivable, net               10,804             12,552
     Inventories, net                       10,041             11,961
     Deferred income taxes                   1,280              1,269
     Other current assets                      596                695
                                            ------             ------
       Total current assets                 23,103             27,106
                                            ------             ------

Property, plant and equipment, at cost      38,399             37,794
     Less accumulated depreciation         (23,704)           (22,679)
                                            ------             ------

       Total property, plant
         & equipment, net                   14,695             15,115
                                            ------             ------

Other Assets                                 3,722              3,274
                                            ------              -----

Total Assets                               $41,520            $45,495
                                            ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                     $  3,678           $  4,734
     Accrued compensation and other          3,993              4,376
     Current portion of long-term debt       2,747              2,754
                                            ------              -----
       Total current liabilities            10,418             11,864
                                            ------             ------

Long-term debt                               9,279             12,833
Other long-term liabilities                  1,796              1,723
                                            ------             ------

Total Liabilities                          $21,493            $26,420
                                            ------             ------

Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,057,554 and 5,051,444 shares   5,058              5,051

     Capital in excess of par value         19,082             19,061

     Accumulated deficit                    (4,105)            (5,029)
     Less:  Treasury stock at cost
               (699 Shares)                     (8)                (8)
                                            ------             ------

     Total Shareholders' Equity             20,027             19,075
                                            ------             ------

Total Liabilities and Shareholders' Equity $41,520            $45,495
                                            ======             ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)



                                13 Weeks  13 Weeks  26 Weeks  26 Weeks
                                  Ended     Ended     Ended     Ended
                                01/02/99  12/27/97  01/02/99  12/27/97
                                 (000s)    (000s)    (000s)    (000s)

NET SALES                        $18,803   $22,752   $41,181   $44,931
                                  ------    ------    ------    ------

COSTS AND EXPENSES:
     Cost of Sales                13,694    16,570    30,430    33,425
     Research and Engineering
       Expenses                      894     1,030     1,862     2,039
     Selling and Administrative
       Expenses                    3,349     3,891     6,915     7,522
     Interest Expense                208       426       460       831
                                  ------    ------    ------    ------

       TOTAL COSTS AND EXPENSES   18,145    21,917    39,667    43,817
                                  ------    ------    ------    ------

INCOME BEFORE TAXES                  658       835     1,514     1,114

INCOME TAX EXPENSE                   256       337       590       446
                                  ------    ------    ------    ------

NET INCOME                      $    402  $    498  $    924  $    668
                                 =======   =======   =======   =======

Weighted Average Number of
     Shares Outstanding Used
     to Compute Net Income per
     Common Share:
       Basic                       5,057     5,044     5,056     5,043
       Incremental Shares from
         assumed conversion of
         stock options                31        15        22        15
                                  ------     -----     -----     -----
       Diluted                     5,088     5,059     5,078     5,058
                                   =====     =====     =====     =====

NET INCOME PER COMMON SHARE
     (Basic & Diluted)              $.08      $.10      $.18      $.13
                                     ===       ===       ===       ===


See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                      26 Weeks Ended    26 Weeks Ended
                                      January 2, 1999  December 27, 1997
                                          (000's)          (000's)
                                          -------          -------

Cash flows from operating activities:

Net Income                                $    924         $    668
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Depreciation and amortization           1,103            1,221
     Loss on sale of fixed assets               35               --
Change in assets and liabilities:
     Accounts receivable, net                1,748              154
     Inventories, net                        1,920             (116)
     Deferred taxes and other assets          (360)              48
     Accounts payable                       (1,056)          (1,409)
     Accrued compensation and other           (310)            (188)
                                            ------           ------
Net cash provided from
  operating activities                       4,004              378
                                            ------           ------

Cash flows from investing activities:
     Proceeds from disposition                   4               --
     Additions to property,
       plant and equipment                    (722)            (639)
                                            ------           ------
Net cash used in investing activities         (718)            (639)
                                           -------           ------

Cash flows from financing activities:
     Decrease of borrowings, net            (3,561)             (81)
     Proceeds from employee stock purchase
       and stock options plans                  28               30
                                            ------           ------
Net cash used in financing activities       (3,533)             (51)
                                            ------           ------
Net decrease in cash                          (247)            (312)

Cash at beginning of period                    629              398
                                            ------           ------
Cash at end of period                     $    382        $      86
                                           =======         ========

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1. The Balance Sheet of Acme Electric Corporation ("Registrant") at January 2, 1999, the Statement of Operations for the thirteen- and twenty-six-week periods ended January 2, 1999, and December 27, 1997, and the Statement of Cash Flows for the twenty-six-week periods ended January 2, 1999, and December 27, 1997, include all adjustments necessary for a fair representation of the results for such periods.

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


2.   Accounts receivables included in the Balance Sheet are as follows:

                               January 2, 1999      June 30, 1998
                                   ($000's)            ($000's)
                                   --------            --------

     Billed                         $11,143             $12,921
     Unbilled                            26                  97
                                     ------              ------
     Subtotal                        11,169              13,018
       Less allowance for
       doubtful accounts                365                 466
                                    $10,804             $12,552
                                     ======              ======

     Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned but not yet billed. Management anticipates that all unbilled receivables will be substantially invoiced and collected within a twelve-month period.

3.   Inventories included in the Balance Sheet are as follows:

                               January 2, 1999      June 30, 1998
                                   ($000's)            ($000's)
                                   --------            --------

     Raw Material                    $5,249              $5,875
     Work-In-Process                  1,419               1,685
     Finished Goods                   3,373               4,401
                                     ------             -------
                                    $10,041             $11,961
                                     ======              ======

     Inventories are reported net of reserves for obsolescence of $1,116,000 and $782,000 at January 2 and June 30, respectively.

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

     A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                            Comparison of Balance Sheets at
                                    January 2, 1999
                                          and
                                     June 30, 1998
                                 Increase   (Decrease)
                                        (000's)

     Current Assets                    $(4,003)

     Property, Plant & Equipment Net      (420)

     Other Assets                          448
                                       -------
                                       $(3,975)
                                        ======


     Current Liabilities            $   (1,446)

     Long-Term Debt and
       Other Liabilities                (3,481)

     Shareholders' Equity                  952
                                       -------
                                       $(3,975)
                                        =======

     Current assets at January 2, 1999, decreased $4,003,000, or 14.8%, from June 30, 1998, levels due primarily to the decrease in accounts receivable of $1,748,000 and inventories of $1,920,000. The decrease in receivables is reflective of a lower volume of product shipments incurred in November and December compared with May and June. This is primarily due to the winding down of the Cisco Systems program in the Company's electronics business, coupled with some softening experienced in the electrical transformer market. The inventory reduction is the result of the loss of the Cisco program, with shipments being curtailed as of January 1999.

     The net decrease in property, plant and equipment of $420,000, or 2.8%, primarily represents year-to-date expenditures in the amount of $722,000, offset by depreciation of approximately $1,103,000 and net fixed asset retirements of $39,000.

     Current liabilities decreased $1,446,000, or 12.2%, primarily the result of a decrease in accounts payable associated with lower inventories and a reduction in accrued expenses as a result of performance incentive payouts made against June 30, 1998, accruals.

     Long-term debt and other liabilities decreased approximately
$3,481,000, or 23.9%. Debt reduction resulted from both positive cash flow from operations, as well as reduced working capital (receivables and inventory) requirements associated with the loss of the Cisco program.

     The increase in shareholders' equity of $952,000 is primarily due the profit year-to-date of $924,000.

     The Company has financed its working capital requirements, as well as year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal year 1999 will provide adequate cash flow to support any working capital requirements, as well as support, in part, the anticipated $1.5 million of capital expenditures.

     The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $1,687,000 and $1,033,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $5,128,000 at January 2, 1999. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of January 2, 1999, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $8,667,000. Management believes that this will provide adequate liquidity for the foreseeable future.

Expectation for Year 2000 Compliance

     As noted in the Company's June 30, 1998, 10-K filing, the business is reliant on systems which utilize time-based mechanisms for asset and information management, and management recognizes that such systems may encounter problems affecting the capability thereof due to the year 2000
(Y2K) date change. The Company also has business relationships with vendors, product purchasers, and financial institutions, among others, who are reliant on such systems. It is possible that, given problems encountered by the Company or these parties, the Company could send or receive improper billings, produce products which are unaccounted for, experience production shortages or delays, encounter collection delays, or report inaccurate data, among other things.

     The Company's Year 2000 Task Group, with member participation from all operating units, as well as the corporate office, has completed its assessment program, which included an inventory and identification of the Company's mission critical information technology (IT) system, as well as non-IT systems (i.e., equipment microcontrollers).

     The Company has commenced, in a test environment, testing and implementation of its mission critical systems, the AIX operating system, and purchased Oracle software upgrades. Management anticipates that testing will be completed by spring of 1999, with full implementation accomplished by the fall of 1999.

     The Company is in the process of assessing the year 2000 readiness on the part of its supply base, as well as customers utilizing EDI avenues of commerce. Both vendor and customer letters requesting responses and/or certifications to their year 2000 readiness have been substantially completed, including responses, with scheduled follow-up contact being pursued with those identified to be mission critical.

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


Results of Operations:

       Thirteen- and twenty-six-week periods ended January 2, 1999, compared with the comparable thirteen- and twenty-six-week periods ended December 27, 1997
                          -----------------------

     Consolidated sales for the thirteen- and twenty-six-week periods ended January 2, 1999, were $18,803,000 and $41,181,000, respectively, compared with $22,752,000 and $44,931,000 for the comparable periods of a year earlier. This is a decrease from the prior year quarter and year-to-date of 17.4% and 8.3%, respectively. This decrease is primarily due to the wind down of the Cisco Systems program, resulting in $3.1 million fewer sales within the custom electronics business for the quarter. In addition, a softening in certain segments of the capital goods market resulted in slightly lower sales of transformer products sold through distribution for the quarter. As a result of the void created by the loss of the Cisco business, the Company has accordingly realigned the labor and overhead costs in its electronics operations, while increasing efforts to fill the void with new programs.

     Cost of sales as a percentage of sales for the thirteen- and twenty-six-week periods ended January 2, 1999, were 72.8% and 73.9%, respectively, compared to 72.8% and 74.4% for the comparable periods of the prior year. The net improvement in the year-to-date comparison reflects the productivity improvements made in the Company's aerospace operation, as well as the avoidance of one-time overhead costs like those incurred in the prior year associated with the introduction of demand flow processes in the Company's power distribution products business.

     Research and engineering expenses as a percent of net sales for the thirteen- and twenty-six-week periods ended January 2, 1999, were 4.8% and 4.5%, respectively, compared to 4.5% for the comparable periods of the prior year. Actual costs were reduced by more than $150,000 (quarter and year-to-date) associated with the electronics business overhead realignment.

     Selling and administrative costs as a percent of net sales were 17.8% and 16.8% for the thirteen- and twenty-six-week periods ended January 2, 1999, compared to 17.1% and 16.7% for the comparable periods of the prior year. While the comparisons on a percentage basis are relatively consistent, actual selling and administrative costs year-to-date were down by more than $600,000. The Company realized relative cost savings in its management information systems area during the first half of F/Y '99 as a result of the completion of the systems conversion (mainframe to client/server) in the prior fiscal year, thus avoiding the "mainframe system" costs experienced in fiscal 1998. In addition, the Company reduced sales support costs in its power distribution products business.

     In fiscal 1999 year-to-date, the Company has recorded in excess of $400,000 more income (throughout the various expense categories, combined) associated with its overfunded pension plans than in the prior year similar period. This reflects the favorable returns earned in the pension plans, which surpassed the actuarial assumptions.

     Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended January 2, 1999, decreased to 1.1% from 1.8% for the comparable periods of the prior year. Interest expense for the thirteen- and twenty-six-week periods compared to the prior year same periods decreased $218,000 and $371,000, respectively. The decrease in interest expense is a result of lower debt levels, as the Company reduced its outstanding debt $9,600,000 from December 1997 to December 1998.

     Income taxes as a percent of income before taxes for the thirteen- and twenty-six-week periods ended January 2, 1999, were 39%, compared with 40% for the comparable periods of the prior year.

     Backlog at January 2, 1999, was $13,798,000, compared with $18,264,000 at the end of the comparable period of the prior year. The lower backlog at January 2, 1999, primarily reflects the decline in orders at the Company's Electronics Division due to the loss of the Cisco Systems program.


                                  PART II
                             OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     At the Annual Meeting of Shareholders held on October 30, 1998, the following directors were elected to serve until the next annual meeting and until their successors have been elected and qualified:

                       Votes For      Votes Withheld

Robert D. Batting      4,453,764          177,914
Robert T. Brady        4,456,552          175,126
Randall L. Clark       4,460,392          171,286
Terry M. Manon         4,454,336          177,342
Robert J. McKenna      4,462,098          169,580

     In addition, proposal Nos. 2 and 3 were approved as follows:

                          Votes     Votes                   Broker
                           For     Against   Abstentions   Non-Votes
                           ---     -------   -----------   ---------
Proposal 2

Approval of the proposed
1998 Stock Option Plan   2,584,456  537,811    51,656      1,441,780

Proposal 3

Ratification of the
reappointment of
PricewaterhouseCoopers
LLP as independent
auditors                 4,536,990   40,668    54,015              1


Item 5.  Other Information
--------------------------
     a.   Exhibits

          Employment Agreement
          effective as of February 1, 1999,
          between Robert J. McKenna
          and Acme Electric Corporation.          Exhibit 10.1

          Employment Agreement
          effective as of February 1, 1999,
          between Daniel K. Corwin
          and Acme Electric Corporation.          Exhibit 10.2

          Employment Agreement
          effective as of February 1, 1999,
          between Nicola T. Arena
          and Acme Electric Corporation.          Exhibit 10.3

          Employment Agreement
          effective as of February 1, 1999,
          between John E. Gleason
          and Acme Electric Corporation.          Exhibit 10.4

          Employment Agreement
          effective as of February 1, 1999,
          between Michael A. Simon
          and Acme Electric Corporation.          Exhibit 10.5

          Interim Report dated
          February 5, 1999, for the
          quarter ended January 2,
          1999.                                   Exhibit 13.

          Financial Data Schedule.                Exhibit 27.

          News Release of January 19,
          1999, announcing the second
          quarter results for fiscal year 1999.   Exhibit 99.

          b. There were no reports filed on Form 8-K during the thirteen-week period ended January 2, 1999.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACME ELECTRIC CORPORATION
                                        (Registrant)


Date:    February 16, 1999         /s/
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    February 16, 1999         /s/
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary