Form 10-Q
period 1999-04-03
ACME ELECTRIC CORP
filed 1999-05-18
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 1999

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8277


                         ACME ELECTRIC CORPORATION
          (Exact name of registrant as specified in its charter)

    STATE OF NEW YORK                                    16-0324980
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

               400 Quaker Road, East Aurora, New York  14052
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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 3, 1999
Common Stock, Par Value $1.00 Per Share                5,063,535

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                            Unaudited         Audited
                                          April 3, 1999     June 30, 1998
                                              (000s)           (000s)
                                              ------           ------
ASSETS
Current Assets:
     Cash                                  $     160       $     629
     Accounts receivable, net                 11,522          12,552
     Inventories, net                          9,815          11,961
     Deferred income taxes                     1,280           1,269
     Other current assets                        438             695
                                              ------          ------
       Total current assets                   23,215          27,106
                                              ------          ------
Property, plant and equipment, at cost        38,737          37,794
     Less accumulated depreciation           (24,261)        (22,679)
                                              ------          ------
       Total property, plant & equipment,
          net                                 14,476          15,115
                                              ------          ------

Other Assets                                   4,176           3,274
                                              ------          ------

Total Assets                                 $41,867         $45,495
                                              ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                       $  3,702        $  4,734
     Accrued compensation and other            4,371           4,376
     Current portion of long-term debt         2,672           2,754
                                              ------          ------
       Total current liabilities              10,745          11,864
                                              ------          ------
Long-term debt                                 8,489          12,833
Other long-term liabilities                    1,820           1,723

Total Liabilities                            $21,054         $26,420
                                              ------          ------

Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,063,535 and 5,051,444
        shares                                 5,063           5,051

     Capital in excess of par value           19,101          19,061

     Accumulated deficit                      (3,343)         (5,029)
     Less:  Treasury stock at cost
               (699 Shares)                       (8)             (8)
                                              ------          ------
     Total Shareholders' Equity               20,813          19,075
                                              ------          ------

Total Liabilities and
 Shareholders' Equity                        $41,867         $45,495
                                              ======          ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF OPERATIONS
                                (Unaudited)



                            13 Weeks    13 Weeks    39 Weeks    39 Weeks
                             Ended       Ended       Ended       Ended
                            04/03/99    03/28/98    04/03/99    03/28/98
                             (000s)      (000s)      (000s)      (000s)
                             ------      ------      ------      ------

NET SALES                   $19,100     $2,352      $60,281     $67,283
                             ------     ------       ------      ------
COSTS AND EXPENSES:
     Cost of Sales           13,241     15,895       43,671      49,320
     Research and
       Engineering Expenses     891      1,037        2,753       3,076
     Selling and Adminis-
       trative Expenses       3,534      4,066       10,449      11,588
     Interest Expense           185        380          645       1,211
                             ------     ------       ------      ------
       TOTAL COSTS AND
         EXPENSES            17,851       21,378     57,518      65,195
                             ------       ------     ------      ------

INCOME BEFORE TAXES           1,249          974      2,763       2,088

INCOME TAX EXPENSE              487          389      1,077         835
                             ------       ------     ------      ------
NET INCOME                 $    762     $    585    $ 1,686    $  1,253
                             ======       ======      ======     ======

Weighted Average Number of
  Shares Outstanding Used
  to Compute Net Income per
  Common Share:
    Basic                     5,061        5,048      5,057       5,045
    Incremental Shares from
      assumed conversion of
      stock options              36           13         27          14
                             ------       ------     ------      ------
    Diluted                   5,097        5,060      5,084       5,059
                              =====        =====      =====       =====
NET INCOME PER COMMON SHARE
  (Basic & Diluted)            $.15         $.12       $.33        $.25
                                ===          ===        ===         ===


See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                        39 Weeks Ended    39 Weeks Ended
                                        April 3, 1999     March 28, 1998
                                           (000's)            (000's)
                                           -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                 $ 1,686            $ 1,253
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Loss on sale of fixed assets               35                 --
     Depreciation and amortization           1,651              1,783
Change in assets and liabilities:
     Accounts receivable, net                1,030              1,906
     Inventories, net                        2,146               (404)
     Deferred taxes and other assets          (656)               350
     Accounts payable                       (1,032)            (1,454)
     Accrued compensation and other             92               (212)
                                            ------             ------
Net cash provided from
  operating activities                       4,952              3,222
                                            ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition                   4                 16
     Additions to property, plant
       and equipment                        (1,051)              (920)
                                            ------             ------
Net cash used in investing activities       (1,047)              (904)
                                            ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease of borrowings, net            (4,426)            (2,667)
     Proceeds from employee stock purchase
       and stock options plans                  52                 49
                                            ------             ------
Net cash used in financing activities        4,374)            (2,618)
                                            ------             ------
Net decrease in cash                          (469)              (300)

Cash at beginning of period                    629                398
                                            ------             ------

Cash at end of period                     $    160          $      98
                                           =======            =======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1. The Balance Sheet of Acme Electric Corporation ("Registrant") at April 3, 1999, the Statement of Operations for the thirteen- and thirty-nine-week periods ended April 3, 1999, and March 28, 1998, and the Statement of Cash Flows for the thirty-nine-week periods ended April
     3, 1999, and March 28, 1998, include all adjustments necessary for a fair representation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1998 Annual Report filed on Form 10-K.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company had no components of comprehensive income other than net income for all periods presented.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The Company intends to adopt this Statement on its effective date, which is January 1, 2000. The financial statement impact from the adoption is not expected to be material.

2.   Accounts receivables included in the Balance Sheet are as follows:

                              April 3, 1999      June 30, 1998
                                ($000's)            ($000's)
                                --------            --------
     Billed                     $11,943              $12,921
     Unbilled                        13                   97
                                 ------               ------
     Subtotal                    11,956               13,018
       Less allowance for
       doubtful accounts            434                  466
                                 ------               ------
                                $11,522              $12,552
                                 ======               ======

     Unbilled receivables are comprised of revenue amounts on long-term contracts, which have been earned but not yet billed. Management anticipates that all unbilled receivables will be substantially invoiced and collected within a twelve-month period.

3.   Inventories included in the Balance Sheet are as follows:

                             April 3, 1999      June 30, 1998
                               ($000's)            ($000's)
                                --------            --------

     Raw Material               $5,035              $5,875
     Work-In-Process             1,536               1,685
     Finished Goods              3,244               4,401
                                 -----               -----
                                $9,815             $11,961
                                 =====              ======

     Inventories are reported net of reserves for obsolescence of $1,184,000 and $781,000 at April 3 and June 30, respectively.

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

     A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                               Comparison of Balance Sheets at
                                        April 3, 1999
                                             and
                                        June 30, 1998
                                       --------------
                                    Increase   (Decrease)
                                    ---------------------
                                          (000's)

     Current Assets                      $(3,891)

     Property, Plant & Equipment Net        (639)

     Other Assets                            902
                                          ------
                                         $(3,628)
                                          ======

     Current Liabilities              $   (1,119)

     Long-Term Debt and Other Liabilities (4,247)

     Shareholders' Equity                  1,738
                                         $(3,628)


     Current assets at April 3, 1999, decreased $3,891,000, or 14.4%, from June 30, 1998, levels due primarily to the decrease in accounts receivable of $1,030,000 and inventories of $2,146,000. The decrease in receivables is reflective of a lower volume of product shipments incurred in February and March compared with May and June. This is primarily due to the loss of the Cisco Systems program in the Company's electronics business, coupled with some softening experienced in the electrical transformer market. The inventory reduction correlates to the loss of the Cisco program, as well as improved inventory management.

     The net decrease in property, plant and equipment of $639,000, or 4.2%, represents year-to-date capital expenditures in the amount of $1,051,000, offset by depreciation of approximately $1,651,000 and net fixed asset retirements of $42,000.

     Current liabilities decreased $1,119,000, or 9.4%, primarily the result of a decrease in accounts payable associated with lower inventories.

     Long-term debt and other liabilities decreased approximately
$4,247,000, or 29.2%. Debt reduction resulted from both positive cash flow from operations, as well as reduced working capital (receivable and inventory) requirements associated with the loss of the Cisco program.

     The increase in shareholders' equity of $1,738,000 is primarily due the profit year-to-date of $1,686,000.

     The Company has financed its working capital requirements, as well as year-to-date capital expenditures, through operations. The Company expects that operating activities for the remainder of fiscal year 1999 will provide adequate cash flow to support any working capital requirements, as well as support, in part, the anticipated additional $700,000 of capital expenditures through June 30.

     The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $1,012,000 and $900,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $4,696,000 at April 3, 1999. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of April 3, 1999, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $9,726,000. Management believes that this will provide adequate liquidity for the foreseeable future.

Expectation for Year 2000 Compliance
------------------------------------

     As noted in the Company's June 30, 1998, Form 10-K filing, the business is reliant on systems which utilize time-based mechanisms for asset and information management, and management recognizes that such systems may encounter problems affecting the capability thereof due to the year 2000 (Y2K) date change. The Company also has business relationships with vendors, product purchasers, and financial institutions, among others, who are reliant on such systems. It is possible that, given problems encountered by the Company or these parties, the Company could send or receive improper billings, produce products which are unaccounted for, experience production shortages or delays, encounter collection delays, or report inaccurate data, among other things.

     The Company's Year 2000 Task Group, with member participation from all operating units, as well as the corporate office, has completed its assessment program, which included an inventory and identification of the Company's mission critical information technology (IT) system, as well as non-IT systems (i.e., equipment microcontrollers).

     The Company implemented the mission critical upgrades to its AIX operating system and Oracle database and application software. Continued use and testing in the "live" environment will be performed through early fall.

     The Company continues the process of assessing the year 2000 readiness on the part of its supply base, as well as customers utilizing EDI avenues of commerce. Both vendor and customer letters requesting responses and/or certifications to their year 2000 readiness have been substantially completed, including responses, with follow-up contact being pursued with those identified to be mission critical.

     The Company currently is in the process of developing a contingency plan should aspects of the year 2000 project not be completed or critical vendors and customers fail to insure their Y2K readiness. This process is anticipated to be completed by early fall 1999.

     Management anticipates that additional costs associated with the year 2000 project, aside from normal IT annual budget, should not exceed $300,000.

Results of Operations:
---------------------

        THIRTEEN- AND THIRTY-NINE-WEEK PERIODS ENDED APRIL 3, 1999, COMPARED WITH THE COMPARABLE THIRTEEN- AND THIRTY-NINE-WEEK PERIODS
                           ENDED MARCH 28, 1998


     Consolidated sales for the thirteen- and thirty-nine-week periods ended April 3, 1999, were $19,100,000 and $60,281,000, respectively, compared with $22,352,000 and $67,283,000 for the comparable periods of a year earlier. This is a decrease from the prior year quarter and year-to-date of 14.5% and 10.4%, respectively. This decrease is primarily due to the wind down of the Cisco Systems program, where the Company's Electronics Division experienced a quarter and year-to-date decline in sales of $2.6 million and $6.2 million, respectively. In addition, a softening in certain segments of the capital goods market resulted in slightly lower sales of transformer products sold through distribution for the quarter and year-to-date. As a result of the void created by the loss of the Cisco business, the Company has realigned the labor and overhead costs in its electronics business, while continuing efforts to fill the void with new programs.

     Cost of sales as a percentage of sales for the thirteen- and thirty-nine-week periods ended April 3, 1999, were 69.3% and 72.4%, respectively, compared to 71.1% and 73.3% for the comparable periods of the prior year. The net improvement of the year-to-date comparison reflects productivity improvements made in the Company's aerospace business, as well as the avoidance of one-time overhead costs like those incurred in the prior year associated with the introduction of demand flow processes in the Company's Power Distribution Products business.

     Research and engineering expenses as a percent of net sales for the thirteen- and thirty-nine-week periods ended April 3, 1999, were 4.7% and 4.6%, respectively, compared to 4.7% for the comparable periods of the prior year. Actual costs were reduced by $146,000 and $323,000, quarter and year-to-date, respectively, associated with the electronics business overhead realignment.

     Selling and administrative costs as a percent of net sales were 18.5% and 17.3% to the thirteen- and thirty-nine-week periods ended April 3, 1999, compared to 18.2% and 17.2% for the comparable periods of the prior year. While the comparisons on a percentage basis are relatively consistent, actual selling and administrative costs, quarter and year-to-date, were down $532,000 and $1,139,000, respectively. Selling costs declined as a result of lower commissions, warehouse expenses, and freight, as the transformer business mix shifted slightly more toward direct sell accounts (original equipment manufacturer) and less sales through distribution. General and administrative expenses were down, compared with the prior year-to-date, as a result of the Company completing its system conversion (mainframe to client server) in the prior fiscal year, thus avoiding the overlapping "mainframe system" costs that were experienced in fiscal 1998.

     In fiscal 1999 year-to-date, the Company has recorded $630,000 more income (throughout the various expense categories, combined) associated with its overfunded pension plans than in the prior year similar period. This reflects the favorable returns earned in the pension plans, which surpassed the actuarial assumptions.

     Interest expense as a percent of net sales for the thirteen- and thirty-nine-week periods ended April 3, 1999, decreased to 1.0% from 1.7% for the comparable periods of the prior year. Interest expense for the thirteen- and thirty-nine-week periods compared to the prior year same periods decreased $195,000 and $566,000, respectively. The decrease in interest expense is a result of lower debt levels as the Company reduced its outstanding debt $7,900,00 from March 1998.

     Income taxes as a percent of income before taxes for the thirteen- and thirty-nine-week periods ended April 3, 1999, were 39.0%, compared with 40.0% for the comparable periods of the prior year.

     Backlog at April 3, 1999, was $15,738,000, compared with $17,350,000 at the end of the comparable period of the prior year. The lower backlog at April 3, 1999, reflects both the reduced orders in the electronics business due to the loss of the Cisco program and a smaller backlog in the aerospace business as production throughput gains have brought customer programs back on schedule.


                                  PART II
                             OTHER INFORMATION


Item 5.  Other Information

     a.   Exhibits

          Interim Report dated
          May 7, 1999, for the
          quarter ended April 3,
          1999.                                  Exhibit 13.
          Financial Data Schedule.               Exhibit 27.
          News Release of April 20,
          1999, announcing the third
          quarter results for fiscal
          year 1999.                             Exhibit 99.

          b. There were no reports filed on Form 8-K during the thirteen-week period ended April 3, 1999.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACME ELECTRIC CORPORATION
                                         (Registrant)


Date:    May 18, 1999              /s/
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    May 18, 1999              /s/
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary