Form 10-K405
period 1999-06-30
ACME ELECTRIC CORP
filed 1999-09-28
CIK 2070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1999
                                      OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 10, 1999.
      Common Stock, Par Value $1 Per Share, $35,211,172

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 10, 1999.
      Common Stock, Par Value $1 Per Share, 5,073,656 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on October 29, 1999, are incorporated by reference into Part III.


                                    PART I

ITEM 1 - BUSINESS

Business
--------
  The Registrant was duly organized and incorporated under the laws of the State of New York on April 26, 1946, as successor to a business founded in 1917. Its sole line of business is the design, manufacture and marketing of power conversion equipment for electronic and electrical systems. Principal markets encompass the computer, test equipment, information systems, military, aerospace and telecommunications and a variety of industrial, commercial and residential fields for applications that require conversion of electrical energy from one useable state to another. Products are distributed to customers through the Registrant's sales force, independent sales representatives and wholesale distributors. The business of the Registrant is not seasonal in nature.

Competition
-----------
  Competitive conditions within the power conversion industry are intense.
  The Registrant competes with many other companies, some of which have far greater resources than the Registrant. The principal methods of competition within the industry are price, service and product performance. To meet this competition, the Registrant attempts to maintain high standards of engineering, manufacturing and customer service. Due to the number and variety of competitors, reliable data relative to the Registrant's competitive position within the power conversion industry would be difficult to develop and is not known nor believed to exist.

Customers
---------
  Power conversation equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. No customer of the Company accounted for more than 10% of sales in fiscal year 1999. One customer of the Company accounted for 17.2% and 16.2% of fiscal 1998 and 1997 sales, respectively. No customer accounted for greater than 10% of the Company's accounts receivable balance of June 30, 1999 or 1998.

Backlog
-------
  The backlog of orders believed to be firm totaled approximately $13,826,000 at June 30, 1999, compared with approximately $15,502,000 at June 30, 1998. The lower backlog at June 30, 1999, compared with the backlog at June 30, 1998, reflects a reduced backlog of orders in the Registrant's aerospace business, as improved production capabilities supported a return to on-time deliveries on several delinquent customer programs, thereby reducing the end of the year cumulative backlog.

  Backlog orders at June 30, 1999, are generally expected to be filled during the current fiscal year.

Raw Materials
-------------
  The Registrant purchases materials in a semi-finished state from other manufacturers and distributors. Availability of materials is considered adequate to maintain current production levels.

Patents
-------
  The Registrant holds several technical patents and trademarks and is a party to certain patent applications. The extent of the effect of such patents and trademarks is, however, in the opinion of management, not material at this time.

Licenses
--------
  The Registrant is a party to several license agreements. The only significant license, providing for the sale and manufacture of a proprietary fiber nickel cadmium battery (FNC), is an agreement with Hoppecke Batterie Systeme GmbH (formerly, Daug-Hoppecke Gesellschaft Fur Batteriesysteme mbH ("DAHO")) of Brilon, Germany. The Company recorded an impairment loss write-off as of June 30, 1994, assigning zero value to the FNC license agreement.

Employees
---------
    As of June 30, 1999, approximately 570 persons were employed by the Registrant.

Research and Development
------------------------
  Approximately 7% of the Registrant's employees are engaged in engineering design and product development. New products are continuously designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers' needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities. The cost of such activities during the fiscal years ended June 30, 1999, 1998 and 1997, was $3,638,000, $4,136,000 and $4,552,000, respectively.

Environmental Matters
---------------------
  On June 27, 1997, the Registrant settled the claim by the New York State Department of Environmental Conservation (DEC) for contribution toward the costs of remediation of a municipal waste landfill site upon payment of $725,000. In July 1999, the Registrant did receive a $350,000 settlement from its insurance carrier related to this matter. These proceeds will be included in the reported results of the first quarter of fiscal year 2000.

ITEM 2 - PROPERTIES

  The Registrant owns one plant in Lumberton, North Carolina. The Registrant also leases two facilities, one in Cuba, New York, with a purchase option for a nominal amount. The Cuba facility is subject to three mortgages securing indebtedness, aggregating approximately $3,700,000 as of June 30, 1999, and is also subject to an additional mortgage securing a bond issued by the owner of the facility (an industrial development agency) to the County of Allegany in the outstanding amount of approximately $500,000, for which the Registrant is not personally liable, but which is being paid in installments through the application thereto of payments in lieu of taxes being made periodically by the Registrant. The second leased facility is located in Tempe, Arizona. The Registrant further leases facility space at a second location in Cuba, New York, and a warehouse in Tempe, Arizona.

                       Square Footage      Square Footage        Lease Ex-
  Location                  Owned              Leased          piration Date

  Cuba, NY (New Plant)       --                91,000           April 2017
  Cuba, NY (Old Plant)       --                72,000           August 1999*
  East Aurora, NY            --                10,000           April 2004
   (Exec. Offices)
  Lumberton, NC            128,170               --             N/A
  Tempe, AZ                  --                40,260           March 2005

  *Registrant continues to lease this facility on a hold-over basis and believes that it can secure suitable renewal terms at market rates.

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


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

  Information relating to the market and market prices of the Registrant's common stock and the approximate number of Registrant's shareholders and its dividend history for the past two fiscal years appears on page 25 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, submitted herewith as an exhibit and such information is incorporated by reference herein.

  Information relating to long-term debt for the past two fiscal years appears on page 19 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, submitted herewith as an exhibit and such information is incorporated by reference. The Registrant suspended its quarterly cash dividend effective the third quarter of fiscal 1991. The loss in fiscal 1991 resulted in a deficit of retained earnings. As the Company continues to have a deficit of retained earnings, it does not expect to reinstate dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

  A five-year summary of certain financial information relating to the finan cial condition and results of operations of the Registrant appears on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, submitted herewith as an exhibit and such summary is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of financial condition and results of operations appears on pages 10 through 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, submitted herewith as an exhibit and such management's discussion and analysis is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements of the Registrant and its subsidiaries, appearing on pages 14 through 24 of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999, submitted herewith as an exhibit, are incorporated by reference herein:

     Statements of Operations - Years Ended June 30, 1999, 1998, 1997

     Balance Sheets - June 30, 1999 and 1998

     Statements of Cash Flows - Years Ended June 30, 1999, 1998, 1997

     Statements of Shareholders' Equity - Years Ended June 30, 1999, 1998,
                                                                1997

     Notes to Financial Statements

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no disagreements with accountants on accounting and financial disclosure matters.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors
---------------------------
  Information on directors of the Registrant is contained under the caption "Election of Directors," presented in the Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1999 Annual Meeting of Shareholders to be held on October 29, 1999, and is incorporated by reference herein.

Identification of Executive Officers
------------------------------------

Summary of Business Experience
Name, Age and Position                 Over the Last Five Years
----------------------             -----------------------------------
Robert J. McKenna, 51, Chairman,   Prior to assuming the position currently
President and Chief                held in October 1994, served as President
Executive Officer                  and Chief Executive Officer since October
                                   1993.

John B. Drenning, Esq., 62         Partner, Phillips, Lytle, Hitchcock,
Secretary                          Blaine,& Huber LLP since 1990.

Michael A. Simon, 42               Prior to assuming the position currently
Corporate Controller and           held in August 1997, served as Controller
Assistant Secretary                since 1992.

Daniel K. Corwin, 52,             Prior to assuming the position currently
Vice President and General        held in April 1997, served as Vice
Manager, Electronics Division     President and Chief Financial Officer
Treasurer                         since August 1994.

Nicola T. Arena, 50               Prior to assuming the position currently
Vice President and General        held in February 1996, served as Director
Manager, Power Distribution       of Sales and Marketing for Aeroquip Cor-
Products Division                 poration since 1991.

John E. Gleason, 52,              Prior to assuming the position currently
Vice President and General        held in April 1997, served as Acting
Manager, Aerospace Division       Manager of the Aerospace Division and
                                  Vice President and General Manager of
                                  the Electronics Division since August
                                  1996.  Prior thereto, served as Vice
                                  President and General Manager of the
                                  Electronics Division since May 1993.

ITEM 11 - EXECUTIVE COMPENSATION

  The information required is incorporated by reference to "Report of the Compensation Committee of the Board of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year," Aggregated Option Exercises in Last Fiscal Year and F/Y-End Option Values," "Total Shareholder Returns," "Employment and Change-in Control Arrangements," "1989 Stock Option Plan," "1996 Directors' Stock Option Plan," "1998 Stock Option Plan," and "Pension Plan" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on October 29, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof," "Nominees For Election As Directors," and "Supplemental Requirement Information: Shares of Common Stock Beneficially Owned" in the Registrant's definitive proxy statement filed pursuant to Regulation 14A and used in conjunction with the Registrant's 1999 Annual Meeting of Shareholders to be held on October 29, 1999, and is incorporated by reference herein.

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

     3.   Exhibits                              Page Number or Incorporation
                                                       by Reference
                                               -----------------------------
           3a   Certificate of Incorporation,  Exhibit (3a) to Report on
                as amended to date             Form 10-K for fiscal year
                                               ended June 30, 1989.

           3b   Bylaws, as amended to date     Exhibit (3b) to Report on
                                               Form 10-K for fiscal year
                                               ended June 30, 1990.

           4    Rights Agreement between       Exhibit 1 to Registration
                Acme Electric Corporation and  Statement on Form 8-A filed
                American Stock Transfer and    November 15, 1993.
                Trust Company dated as of
                November 9, 1993.

          10a   Acme Electric Corporation      Definitive Proxy Statement
                1989 Stock Option Plan*        filed under Schedule 14A,
                                               September 18, 1989.

          10b   Acme Electric Corporation      Definitive Proxy Statement
                1996 Directors' Stock Option   filed under Schedule 14A,
                Plan*                          September 18, 1996.

          10c   Acme Electric Corporation      Definitive Proxy Statement
                1998 Stock Option Plan*        filed under Schedule 14A,
                                               September 16, 1998.

          10d   Employment Agreement           Exhibit 10.1 to Report on
                effective February 1, 1999,    Form 10-Q for Quarter Ended
                between Robert J. McKenna      January 2, 1999.
                and Acme Electric Corporation*

          10e   Employment Agreement           Exhibit 10.2 to Report on
                effective February 1, 1999,    Form 10-Q for Quarter Ended
                between Daniel K. Corwin       January 2, 1999.
                and Acme Electric Corporation*

          10f   Employment Agreement            Exhibit 10.3 to Report on
                effective February 1, 1999,     Form 10-Q for Quarter Ended
                between Nicola T. Arena         January 2, 1999.
                and Acme Electric Corporation*

          10g   Employment Agreement            Exhibit 10.4 to Report on
                effective February 1, 1999,     Form 10-Q for Quarter Ended
                between John E. Gleason         January 2, 1999.
                and Acme Electric Corporation*

          10h   Employment Agreement            Exhibit 10.5 to Report on
                effective February 1, 1999,     Form 10-Q for Quarter Ended
                between Michael A. Simon        January 2, 1999.
                and Acme Electric Corporation*

          11    Statement re. computation of    Note (8) to Financial
                per share earnings              Statements at page 21 of
                                                1999 Annual Report to
                                                Shareholders.

          13    Acme Electric Corporation 1999
                Annual Report to Shareholders   See Exhibit 13 attached.

          23    Consent of Independent          Pages F-4 through F-5 on
                Accountants                     Report on Form 10-K for
                                                fiscal year ended June 30,
                                                1999.

          27    Financial Data Schedule         See Exhibit 27 attached.

          99    Additional Exhibits -
                News Release, August 5, 1999,
                announcing fourth quarter
                and year-end results.           See Exhibit 99-1 attached.

                News Release, August 11, 1999,
                announcing the opening of
                Mexican subsidiary.             See Exhibit 99-2 attached.

                News Release, August 17, 1999,
                announcing selection as sole
                supplier to Powerware.          See Exhibit 99-3 attached.

                News Release, September 2, 1999,
                announcing selection as primary
                supplier to Coca-Cola.          See Exhibit 99-4 attached.

                News Release, September 21, 1999,
                announcing the Company's move   See Exhibit 99-5 attached.
                to NASDAQ National Market.

(b)       Reports on Form 8-K

          There were no reports filed on Form 8-K during the fourth quarter ended June 30, 1999. Subsequent to the end of the fourth quarter, a report on Form 8-K was filed on September 21, 1999.

*Management contract or compensatory plan or arrangement.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACME ELECTRIC CORPORATION


By:  /s/                                   Date:    09/28/99
     Robert J. McKenna
     Chairman, President and
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/                                   Date:    09/28/99
     Michael A. Simon
     Corporate Controller and
     Assistant Secretary
     (Principal Financial Officer)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature and Title                        Date


/s/                                            09/28/99
Robert D. Batting                               Director


/s/                                            09/28/99
Robert T. Brady                                 Director


/s/                                            09/28/99
Randall L. Clark                                Director


/s/                                            09/28/99
Terry M. Manon                                 Director


/s/                                            09/28/99
Robert J. McKenna                               Director

                           ACME ELECTRIC CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


     The financial statements together with the report thereon of PricewaterhouseCoopers LLP dated August 5, 1999, appearing on pages 14 through 25 of the accompanying 1999 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8 and 14 of this Form 10-K, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1999 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                         FINANCIAL STATEMENT SCHEDULES

                            1999, 1998 AND 1997

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

5, 1999 appearing on page 25 of the 1999 Annual Report to Shareholders of Acme

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


Buffalo, New York
August 5, 1999

                            ACME ELECTRIC CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (000's Omitted)

                                              Additions      Additions
                                 Balance At  (Deductions)   (Deductions)
Deductions                       Balance
                                 Beginning     Cost and         Other
From                             At End
                                  Of Year       Expense       Accounts
Reserves                         Of Year

Fiscal year ended June 30, 1999
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  466        $ (145)         $   -         $
150                               $  171
 Inventory obsolescence and
   impairment reserve             $  781        $  502          $   -         $
66                                $1,217


Fiscal year ended June 30, 1998
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  523        $    70         $   -         $
127                               $  466
 Inventory obsolescence and
   impairment reserve             $  546        $  582          $   -         $
347                               $  781


Fiscal year ended June 30, 1997
 Reserve deducted from assets:
 Allowance for doubtful accounts  $  389        $  464          $   -         $
330                               $  523
 Inventory obsolescence and
   impairment reserve             $  399        $  147          $   -         $
-                                 $  546
 Restructuring Cost Reserves      $  399        $      -        $   -         $
399                               $      -


                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration

Statements on Forms S-8 (No. 2-45985, No. 33-79488, No. 33-59521, No. 33-59523,

No. 333-27243 and No. 333-87129) of Acme Electric Corporation of our report dated August 5, 1999 appearing on page 25 of the 1999 Annual Report to

Shareholders which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report on the Financial

Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/
PRICEWATERHOUSECOOPERS LLP


Buffalo, New York
September 28, 1999

                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 2-89587) of

Acme Electric Corporation of our report dated August 5, 1999 appearing on page

25 of the 1999 Annual Report to Shareholders which is incorporated in this

Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.



/s/
PRICEWATERHOUSECOOPERS LLP


Buffalo, New York
September 28, 1999