Form 10-Q
period 1999-10-02
ACME ELECTRIC CORP
filed 1999-11-16
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 1999

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 2, 1999
Common Stock, Par Value $1.00 Per Share                           5,073,887

                         ACME ELECTRIC CORPORATION

                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                               BALANCE SHEET

                                          Unaudited        Audited
                                       October 2, 1999   June 30, 1999
                                            (000's)         (000's)
ASSETS
Current Assets:
     Cash                                $     218      $     203
     Accounts receivable, net               12,367         11,304
     Inventories, net                       10,468          9,270
     Deferred income taxes                   1,311          1,311
     Other current assets                      621            652
                                            ------         ------
       Total current assets                 24,985         22,740
                                            ------         ------

Property, plant and equipment, at cost      39,451         39,028
     Less accumulated depreciation         (25,308)       (24,776)
                                            ------         ------
       Total property, plant &
         equipment, net                     14,143         14,252
                                            ------         ------
Other Assets                                 4,619          4,396
                                            ------         ------
Total Assets                               $43,747        $41,388
                                            ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                     $  4,964       $  3,766
     Accrued compensation and other          4,037          4,528
     Current portion of long-term debt       1,008          2,258
                                            ------         ------
       Total current liabilities            10,009         10,552
                                            ------         ------
Long-term debt                               7,830          5,987
Other long-term liabilities                  3,080          2,973
                                            ------         ------
Total Liabilities                          $20,919        $19,512
                                            ------         ------
Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,073,887 and 5,071,658 shares   5,074          5,072

     Capital in excess of par value         19,142         19,134

     Accumulated deficit                    (1,380)        (2,322)
     Less:  Treasury stock at cost
            (699 Shares)                        (8)            (8)
                                            ------         ------
     Total Shareholders' Equity             22,828         21,876
                                            ------         ------
Total Liabilities and Shareholders' Equity $43,747        $41,388
                                            ======         ======
See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                            STATEMENT OF INCOME
                                (Unaudited)


                                   13 Weeks Ended    13 Weeks Ended
                                   October 2, 1999   October 3, 1998
                                       (000's)          (000's)

NET SALES                              $19,271          $22,378
                                        ------           ------
COSTS AND EXPENSES:
     Cost of Sales                      13,398           16,736
     Research and Engineering Expenses     895              967
     Selling and Administrative Expenses 3,289            3,567
     Interest Expense                      119              252
                                        ------           ------
       TOTAL COSTS AND EXPENSES         17,701           21,522
                                        ------           ------
INCOME BEFORE TAXES                      1,570              856

INCOME TAX EXPENSE                         628              334
                                        ------           ------
NET INCOME                            $    942         $    522
                                        ======           ======
Weighted Average Number of
     Shares Outstanding Used
     to Compute Net Income per
     Common Share:
       Basic                             5,072            5,054
       Incremental Shares from
         assumed conversion of
         stock options                      49               14
                                        ------           ------
       Diluted                           5,121            5,068
                                        ======           ======
NET INCOME PER COMMON SHARE
     Basic                                $.19             $.10
                                           ===              ===
     Diluted                              $.18             $.10
                                           ===              ===




See accompanying Notes to Financial Statements

                         ACME ELECTRIC CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                   13 Weeks Ended    13 Weeks Ended
                                   October 2, 1999   October 3, 1998
                                       (000's)          (000's)

Cash flows from operating activities:

Net Income                            $    942         $    522
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Depreciation and amortization         532              593
     Loss on sale of fixed assets           --               35
Change in assets and liabilities:
     Accounts receivable, net           (1,063)           1,117
     Inventories, net                   (1,198)           1,064
     Deferred taxes and other assets      (192)             (24)
     Accounts payable                    1,198              183
     Accrued compensation and other       (384)            (914)
                                        ------           ------
Net cash (used in) provided from
  operating activities                    (165)           2,576
                                        ------           ------
Cash flows from investing activities:
     Proceeds from disposition              --                4
     Additions to property, plant
       and equipment                      (423)            (319)
                                        ------           ------
Net cash used in investing activities     (423)            (315)
                                        ------           ------
Cash flows from financing activities:
     Increase (decrease) of
       borrowings, net                     593           (2,544)
     Proceeds from employee stock purchase
       and stock options plans              10               24
                                        ------           ------
Net cash provided from (used in)
       financing activities                603           (2,520)
                                        ------           ------
Net increase (decrease) in cash             15             (259)

Cash at beginning of period                203              629
                                        ------           ------
Cash at end of period                 $    218         $    370
                                        ======           ======

See accompanying Notes to Financial Statements.

                         ACME ELECTRIC CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1. The Balance Sheet of Acme Electric Corporation ("Registrant") at October 2, 1999, the Statement of Operations for the thirteen-week periods ended October 2, 1999, and October 3, 1998, and the Statement of Cash Flows for the thirteen-week periods ended October 2, 1999, and October 3, 1998, include all adjustments necessary for a fair representation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1999 Annual Report filed on Form 10-K.

     The Company had no components of comprehensive income other than net income for all periods presented.

     Recently issued accounting standards.

     Effective July 1, 1999, the Company has adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. Accordingly, all start-up costs associated with the Company's Mexican initiative have been expensed as incurred.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The FASB has delayed the required adoption date for implementation of this Statement until the fiscal year beginning July 1, 2000. The financial statement impact from the adoption of SFAS No. 133 is not expected to be material.


2.   Accounts receivables included in the Balance Sheet are as follows:

                          October 2, 1999    June 30, 1999
                              ($000's)          ($000's)

     Accounts receivable      $12,582           $11,475
       Less allowance for
       doubtful accounts          215               171
                               ------            ------
                              $12,367           $11,304
                               ======            ======

3.   Inventories included in the Balance Sheet are as follows:

                          October 2, 1999    June 30, 1999
                              ($000's)          ($000's)

     Raw Material            $  5,555            $5,029
     Work-In-Process            1,898             1,759
     Finished Goods             3,015             2,482
                               ------             -----
                              $10,468            $9,270
                               ======             =====

     Inventories are reported net of reserves for obsolescence of $1,232,000 and $1,217,000 at October 2 and June 30, respectively.

4.   Segment Reporting Disclosures

     The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement revised the manner in which the Company reports information concerning its operating segments. Each business segment has a separate manufacturing facility.

     The Company operates in three business segments: Aerospace, Electronics, and Power Distribution Products. The Company's reportable segments are strategic business units that offer different products and services to different markets. The segments are managed separately, based on the fundamental differences of their operations.

     Information by industry segment is as follows (dollars in thousands):

                                       13 Weeks           13 Weeks
                                         Ended              Ended
                                    October 2, 1999    October 3, 1998

     Net Sales
       Aerospace                       $ 2,468            $ 2,790
       Electronics                       3,668              6,395
       Power Distribution Products      13,135             13,193
                                        ------             ------
     Combined                           19,271             22,378
                                        ------             ------
     Operating Income (Loss)
       Aerospace                           219                 65
       Electronics                        (349)                88
       Power Distribution Products       2,551              2,161
                                        ------             ------
     Combined                            2,421              2,314

     General Corporate Expense            (732)            (1,207)
     Interest Expense                     (119)              (251)
                                        ------             ------
     Earnings Before Income Taxes      $ 1,570            $   856
                                        ======             ======
     Identifiable Assets
       Aerospace                       $ 4,962            $ 5,274
       Electronics                      15,787             14,835
       Power Distribution Products      17,504             16,771
       General Corporate                  ,494              5,886
                                        ------             ------
     Combined                          $43,747            $42,766
                                        ======             ======

     Depreciation and Amortization
       Aerospace                       $    97            $   110
       Electronics                         176                234
       Power Distribution Products         117                114
       General Corporate                   142                135
                                        ------             ------
     Combined                          $   532            $   593
                                        ======             ======

     Capital Expenditures
       Aerospace                       $    92            $    37
       Electronics                          42                 42
       Power Distribution Products         133                188
       General Corporate                   156                 52
                                        ------             ------
     Combined                          $   423            $   319
                                        ======             ======



                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The following is Management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the accompanying financial statements.

Financial Condition

     A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                        Comparison of Balance Sheets at
                                                October 2, 1999
                                                      and
                                                  June 30, 1999
                                              Increase   (Decrease)
                                                    (000's)

     Current Assets                                 $2,245
     Property, Plant & Equipment Net   (109)
     Other Assets                                      223
                                                     -----
                                                    $2,359
                                                     =====

     Current Liabilities                            $ (543)
     Long-Term Debt and Other Liabilities            1,950
     Shareholders' Equity                              952
                                                    ------
                                                    $2,359
                                                     =====


     Current assets at October 2, 1999, increased $2,245,000, or 9.9%, from June 30, 1999, levels due to an increase in accounts receivable of $1,063,000 and inventories of $1,198,000. Receivables increased as a result of higher sales for the quarter (compared with fourth quarter fiscal
1999) in the Company's power distribution products business, as the Powerware (outsourced magnetics) program continued to ramp up. The increase in inventories is reflective of the transition and start-up support associated with the Company's manufacturing initiative in Monterrey, Mexico. Further contributing to higher inventories was product reschedules experienced in the Company's electronics business.

     The net decrease in property, plant and equipment of $109,000, or 0.8%, represents year-to-date expenditures in the amount of $423,000 offset by depreciation of approximately $532,000.

     Current liabilities decreased $543,000, or 5.1%, as a result of performance incentive payouts made against the June 30, 1999, accruals and the early buyout of the lease obligation associated with the business information system. These reductions in current liabilities were partially offset with increased trade payables associated with higher inventory stock.

     Long-term debt and other liabilities increased approximately $1,950,000, or 21.8%. This increase includes approximately $760,000 of revolver proceeds used to pay off the business system lease obligation, resulting in a balance sheet debt reclassification from current to long-term, for that amount. The remainder of the increased borrowings was used for capital expenditures and to support working capital requirements.

     The increase in shareholders' equity of $952,000 is primarily due to the profit year-to-date of $942,000.

     The Company has financed its working capital requirements, as well as year-to-date capital expenditures, in part, through operations, with the balance coming from increased bank borrowings. The Company expects that operating activities for the remainder of fiscal year 2000 will provide adequate cash flow to support working capital requirements, as well as support the majority of the anticipated $3 million of capital expenditures.

     The Company has in place a credit agreement which provides for two secured term loans, with current principal balances of $337,000 and $700,000, and a secured revolving credit line, with a $21,000,000 limit and a maturity date of December 31, 2000, against which the Company has combined outstanding borrowings and letters of credit of approximately $4,260,000 at October 2, 1999. Outstanding borrowings against the revolving credit facility are limited by formula to specified amounts of accounts receivable and inventory, reduced by outstanding term debt. As of October 2, 1999, the Company's eligible (formula-based) unborrowed funds available on the line of credit were approximately $10,940,000. Management believes that this will provide adequate liquidity for the foreseeable future with intent to renegotiate the credit facility in the near term.

Expectation for Year 2000 Compliance

     As noted in the Company's June 30, 1999, Form 10-K filing, the business is reliant on systems which utilize time-based mechanisms for asset and information management, and management recognizes that such systems may encounter problems affecting the capability thereof due to the year 2000 (Y2K) date change. The Company also has business relationships with vendors, product purchases, and financial institutions, among others, who are reliant on such systems. It is possible that, given problems encountered by the Company or these parties, the Company could send or receive improper billings, produce products which are unaccounted for, experience production shortages or delays, encounter collection delays, or report inaccurate data, among other things.

     The Company organized its year 2000 task group during the third quarter of fiscal 1998, with member participation from all operating units, as well as the corporate office. Assessment programs were developed and implemented at each of the locations. The assessment, which included an inventory and identification of the Company's mission critical information technology (IT) systems, as well as non-IT systems (i.e. equipment microcontrollers), is complete.

     The most significant mission critical elements associated with the IT system area included the necessity to: (1) transition from the AIX operating system version 4.1 to 4.2 and Oracle business application and data-base software version 10.6.1 and 7.1 to the year 2000 compliant Oracle versions 10.7.1 and 7.3, respectively; and (2) receive and install third-party software upgrades used in support of certain manufacturing routines, to include inventory management areas. The Company completed the installation of its new client-server based business information system in April 1998. This system, which runs vendor-provided off-the-shelf business enterprise software (Oracle) in a client-server environment, was installed by the Company as an enhancement to the business, replacing the legacy mainframe system. This system provided the basis for a relatively inexpensive transition to the Y2K-compliant business system through vendor-provided software upgrades. Other third-party-provided customized software critical to the business operation was identified and upgraded with vendor-provided year 2000 compliant modifications.

     The Company has completed the implementation of Y2K compliant operating systems and Oracle software upgrades. All such costs were expensed as incurred.

     The Company has tested its embedded systems used in the manufacture and distribution of its products for year 2000 compliance. Equipment manufacturers were contacted for verification and solutions for potential Y2K issues where mission critical equipment utilizing microcontrollers had been identified. The Company is unaware of any unresolved issues relative to this process.

     The Company has, and will continue to, assess the year 2000 readiness on the part of its supply base, as well as customer base. Both vendor and customer letters requesting responses and/or certifications to their year 2000 readiness were sent with high response rate received, documenting their own efforts to be Y2K compliant. The Company has also contacted, and, in certain instances, visited vendor locations in the endeavor to gain assurance that its critical suppliers are preparing for year 2000.

     The total costs directly associated with the Company's effort to be year 2000 ready, to date, has approximated $50,000.

     The Company has developed contingency plans in the areas that management considered appropriate. Elements of the contingency plans include the capability to manually process customer orders and increase safety stock inventories of critical parts and materials.

     While third parties (customers, suppliers and service providers) are engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

     Portions of the narrative set forth in this Financial Condition and Results of Operations, which are not historical in nature, are forward-looking statements, based upon current expectations, all of which are subject to risk and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by their use of the words such as "anticipates," "believes," "intends," "budgeted," and other words of similar meaning. The Company's actual performance may differ materially from that contemplated by the forward-looking statements due to a variety of factors, which include, among other things, inaccurate assumptions, the condition of the economy, the condition of the markets that the Company serves, and the success of the Company's strategic plans and contemplated capital investments. The Company does not assume the obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

       Thirteen-week period ended October 2, 1999, compared with the comparable thirteen-week period ended October 3, 1998


     Consolidated sales for the thirteen-week period ended October 2, 1999, were $19,271,000, compared with $22,378,000 for the comparable period of a year earlier. This decrease of 13.9% from the same period of the prior year is primarily due to the loss of the Cisco Systems program in the Company's Electronics Division. The Company continues its efforts to fill this void with new programs that will serve the fiber-optic cable power market, magnetic resonance imaging market, and network attached storage systems market.

     Cost of sales as a percentage of sales for the thirteen-week periods ended October 2, 1999, and October 3, 1998, were 69.5% and 74.8%, respectively. The improvement in gross margin is primarily attributable to the mix of products shipped during the recent quarter in the Company's power distribution products business (the Powerware program), as well as a more favorable mix of after-market product sales in the Company's aerospace business. Included in the current quarter costs (cost of sales and administrative costs combined) were approximately $120,000 of expenses associated with the start-up phase of the Mexican manufacturing initiative, expected to gradually ramp up over the next two quarters.

     Research and engineering expenses as a percent of net sales for the thirteen-week period ended October 2, 1999, increased slightly (from 4.3% to 4.6%) compared to the same period of the prior year. Actual cost was reduced by $73,000, compared to the same period a year ago, but the percentage increased on lower sales volume.

     Selling and administrative costs as a percent of net sales increased to 17.1% for the thirteen-week period ended October 2, 1999, from 15.9% for the comparable period of the prior year. Included as an offset in the selling and administrative expenses of the first quarter is $350,000 of insurance recovery (income), associated with the Company's 1997 municipal landfill settlement. Further recorded within the selling and administrative costs for both the current and prior year quarters is offsetting income of $149,000 and $228,000, respectively, related to performance incentives earned in the Company's aerospace business, based upon meeting specified customer delivery schedules. Exclusive of the offsetting income items, selling and administrative expenses are nearly unchanged in the quarter-to-quarter comparison.

     Interest expense as a percent of net sales for the thirteen-week period ended October 2, 1999, decreased to 0.6% from 1.1% for the comparable period of the prior year. Interest expense in the quarter to prior-year-quarter comparison decreased $132,000 as a result of lower debt levels, as the Company reduced its outstanding debt by nearly $3,600,000 from September 1998 to September 1999.

     Income taxes as a percent of income before taxes for the thirteen-week period ended October 2, 1999, was 40.0%, compared to 39.0% reported for the same period of the prior year.

     Backlog at October 2, 1999, was $12,295,000, compared with $13,267,000 at the end of the comparable period of the prior year. The lower backlog at October 2, 1999, reflects a smaller backlog in the aerospace business, as production throughput improvements have brought customer programs back to schedule.


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information

     a.   Exhibits

          Interim Report dated
          November 5, 1999, for the
          quarter ended October 2,
          1999.                              See Exhibit 13 attached.

          Financial Data Schedule.           See Exhibit 27 attached.

          News Release of October 4,
          1999, announcing the beginning
          of trading on NASDAQ.              See Exhibit 99-1 attached.

          News Release of October 25,
          1999, announcing first-quarter
          results for fiscal year 2000.      See Exhibit 99-2 attached.

          b. There were no reports filed on Form 8-K during the thirteen-week period ended October 2, 1999.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACME ELECTRIC CORPORATION
                                          (Registrant)


Date:    November 16, 1999         /s/
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    November 16, 1999         /s/
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary