Form 10-Q
period 1999-12-30
ACME ELECTRIC CORP
filed 2000-02-14
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 30, 1999

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at December 30, 1999
Common Stock, Par Value $1.00 Per Share               5,075,145


                       PART I - FINANCIAL INFORMATION
                ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEET

                                            Unaudited        Audited
                                       December 30, 1999   June 30, 1999
                                              (000s)          (000s)
                                              ------          ------
ASSETS
------
Current Assets:
     Cash                                 $     236       $     203
     Accounts receivable, net                10,960          11,304
     Inventories, net                        11,592           9,270
     Deferred income taxes                    1,311           1,311
     Other current assets                       939             652
                                             ------          ------
       Total current assets                  25,038          22,740
                                             ------          ------

Property, plant and equipment, at cost       40,537          39,028
     Less accumulated depreciation          (25,844)        (24,776)
                                             ------          ------

       Total property, plant &
        equipment, net                       14,693          14,252
                                             ------          ------

Other Assets                                  4,777           4,396
                                             ------          ------

Total Assets                                $44,508         $41,388
                                             ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                      $  5,148       $  3,766
     Accrued compensation and other           3,798          4,528
     Current portion of long-term debt          996          2,258
                                             ------         ------
       Total current liabilities              9,942         10,552
                                             ------         ------
Long-term debt                                8,199          5,987
Other long-term liabilities                   3,116          2,973
                                             ------         ------

Total Liabilities                           $21,257        $19,512
                                             ------         ------

Shareholders' Equity:
  Common stock, Par Value $1.00
  Authorized 8,000,000 shares
  Issued 5,075,145 and 5,071,658 shares       5,075          5,072

     Capital in excess of par value          19,147         19,134

     Accumulated deficit                       (963)        (2,322)
     Less:  Treasury stock at cost
               (699 Shares)                      (8)            (8)
                                             ------         ------

     Total Shareholders' Equity              23,251         21,876
                                             ------         ------

Total Liabilities and Shareholders' Equity  $44,508        $41,388
                                             ======         ======

See accompanying Notes to Financial Statements.


                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                              13 Weeks   13 Weeks   26 Weeks   26 Weeks
                                Ended      Ended      Ended      Ended
                               12/30/99   01/02/99  12/30/99   01/02/99
                                (000s)     (000s)     (000s)     (000s)
                                ------     ------     ------     ------

NET SALES                      $19,247    $18,803    $38,518    $41,181
                                ------     ------     ------     ------

COSTS AND EXPENSES:
------------------

  Cost of Sales                 13,614     13,694     27,012     30,430
  Research and Engineering Exp.    839        894      1,734      1,862
  Selling and Administrative Exp.3,830      3,349      7,119      6,915
  Interest Expense                 149        208        268        460
                                ------     ------     ------     ------

    TOTAL COSTS AND EXPENSES    18,432     18,145     36,133     39,667
                                ------     ------     ------     ------
INCOME BEFORE TAXES                815        658      2,385      1,514

INCOME TAX EXPENSE                 398        256      1,026        590
                                ------     ------     ------     ------
NET INCOME                    $    417   $    402    $ 1,359   $    924
                                ======     ======     ======     ======

Weighted Average Number of
     Shares Outstanding Used
     to Compute Net Income per
     Common Share:
       Basic                     5,074      5,057      5,073      5,056
       Incremental Shares from
         assumed conversion of
         stock options              78         31         62         22
                                 -----      -----      -----      -----
       Diluted                   5,152      5,088      5,135      5,078
                                 =====      =====      =====      =====

NET INCOME PER COMMON SHARE
     Basic                        $.08       $.08       $.27       $.18
     Diluted                      $.08       $.08       $.26       $.18



See accompanying Notes to Financial Statements


                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                          26 Weeks Ended      26 Weeks Ended
                                         December 30, 1999   January 2, 1999
                                                (000's)           (000's)

Cash flows from operating activities:

Net Income                                     $  1,359         $    924
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Depreciation and amortization                1,068            1,103
     Loss on sale of fixed assets                    --               35
Change in assets and liabilities:
     Accounts receivable, net                       344            1,748
     Inventories, net                            (2,322)           1,920
     Deferred taxes and other assets               (668)            (360)
     Accounts payable                             1,382           (1,056)
     Accrued compensation and other                (587)            (310)
                                                 ------           ------
Net cash provided from operating activities         576            4,004
                                                  -----            -----

Cash flows from investing activities:
     Proceeds from disposition                       --                4
     Additions to property, plant and equipment  (1,509)            (722)
                                                 ------           ------
Net cash used in investing activities            (1,509)            (718)
                                                 ------           ------

Cash flows from financing activities:
     Increase (decrease) of borrowings, net         950           (3,561)
     Proceeds from employee stock purchase
       and stock options plans                       16               28
                                                 ------           ------
Net cash provided (used) in financing activities    966           (3,533)
                                                 ------           ------
Net increase (decrease) in cash                      33             (247)

Cash at beginning of period                         203              629
                                                 ------           ------
Cash at end of period                          $    236         $    382
                                                 ======           ======

See accompanying Notes to Financial Statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. The Consolidated Financial Statements presented herein include the accounts of Acme Electric Corporation and its subsidiaries ("Registrant" or "Company"). The Consolidated Balance Sheet of the Company at December 30, 1999, the Consolidated Statement of Income for the thirteen- and twenty-six-week periods ended December 30, 1999, and January 2, 1999, and the Consolidated Statement of Cash Flows for the twenty-six-week periods ended December 30, 1999, and January 2, 1999, include all adjustments necessary for a fair representation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1999 Annual Report filed on Form 10-K.

     The Company had no components of comprehensive income other than net income for all periods presented.

     Recently issued accounting standards.
     ------------------------------------

     Effective July 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. Accordingly, all start-up costs associated with the Company's Mexican initiative have been expensed as incurred.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The FASB has delayed the required adoption date for implementation of this Statement until the fiscal year beginning July 1, 2000. The financial statement impact from the adoption of SFAS No. 133 is not expected to be material.

2. Accounts receivables included in the Consolidated Balance Sheet are net of allowances for doubtful accounts of $265,000 and $171,000 at December 30, 1999, and June 30, 1999, respectively.

3.   Inventories included in the Consolidated Balance Sheet are as follows:

                           December 30, 1999 June 30, 1999
                                  ($000s)       ($000s)
                                   ------        ------
     Raw Material                  $6,725        $5,029
     Work-In-Process                1,844         1,759
     Finished Goods                 3,023         2,482
                                   ------        ------
                                  $11,592       $ 9,270

     Inventories are reported net of reserves for obsolescence of $1,200,000 and $1,217,000 at December 30 and June 30, respectively.

4.   Segment Reporting Disclosures

     The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement revised the manner in which the Company reports information concerning its operating segments. Each business segment has a separate manufacturing facilities.

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

     Information by industry segment is as follows (dollars in thousands):

                                 13 Weeks  13 Weeks  26 Weeks  26 Weeks
                                    Ended     Ended     Ended     Ended
                                  12/30/99  01/02/99  12/30/99  01/02/99
                                    (000s)    (000s)    (000s)    (000s)
                                    ------    ------    ------    ------

     Net Sales
       Aerospace                    $2,397    $2,811    $4,865    $5,601
       Electronics                   3,883     4,756     7,551    11,151
       Power Distribution Products  12,967    11,236    26,102    24,429
                                    ------    ------    ------    ------
     Combined                       19,247    18,803    38,518    41,181
                                    ======    ======    ======    ======

     Operating Income (Loss)
       Aerospace                      (29)       262       190       327
       Electronics                    (181)     (424)     (530)     (336)
       Power Distribution Products   2,151     1,885     4,702     4,046
                                     -----     -----     -----     -----
     Combined                        1,941     1,723     4,362     4,037
     General Corporate Expense        (977)     (857)   (1,709)   (2,063)
     Interest Expense                 (149)     (208)     (268)     (460)
                                     -----     ------    -----    ------
     Earnings Before Income Taxes      815       658     2,385     1,514
                                      ====      ====    ======    ======

Identifiable Assets

       Aerospace                     4,527     4,905     4,527     4,905
       Electronics                  15,534    13,898    15,534    13,898
       Power Distribution Products  18,727    14,824    18,727    14,824
       General Corporate             5,720     7,893     5,720     7,893
                                    ------    ------    ------    ------
     Combined                       44,508    41,520    44,508    41,520
                                    ======    ======    ======    ======

Depreciation and Amortization
       Aerospace                        98        76       195       186
       Electronics                     176       186       352       420
       Power Distribution Products     119       115       236       229
       General Corporate               143       133       285       268
                                      ----      ----    ------    ------
     Combined                          536       510     1,068     1,103
                                       ===       ===    ======    ======

Capital Expenditures
       Aerospace                        66        47       158        84
       Electronics                     104       258       146       300
       Power Distribution Products     879        91     1,012       279
       General Corporate                37         7       193        59
                                     -----      ----     -----      ----
     Combined                       $1,086      $403    $1,509      $722
                                     =====      ====    ======      ====


                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the accompanying financial statements.

     A summary of the period-to-period change in the principal items included in the Consolidated Balance Sheet and which affect financial condition follows:

                                           Comparison of
                                   Consolidated Balance Sheets at
                                        December 30, 1999
                                               and
                                          June 30, 1999
                                       Increase   (Decrease)
                                             (000's)

     Current Assets                          $2,298
     Property, Plant & Equipment Net            441
     Other Assets                               381
                                             ------
                                             $3,120
                                             ======

     Current Liabilities                   $   (610)
     Long-Term Debt and Other Liabilities     2,355
     Shareholders' Equity                     1,375
                                             ------
                                             $3,120
                                             ======

     Current assets at December 30, 1999, increased $2,298,000, or 10.1%, from June 30, 1999, levels due primarily to an increase in inventories. Inventories were increased as a result of several factors, including planned increases of raw material safety stocks related to Y2K planning, continued start-up activity with the Mexican manufacturing initiative, and ramp up on several new customer programs in the Company's power distribution products business. Further contributing to inventory increases was customer-related order delays associated with the new magnetic resonance imaging device program in the Company's electronics business.

     The net increase in property, plant and equipment of $441,000, or 3.1%, primarily represents year-to-date expenditures in the amount of $1,509,000, primarily associated with the Monterrey, Mexico, startup, offset by depreciation of $1,068,000.

     The increase in other assets of $381,000, or 8.7%, reflects an increase in the pension asset the Company records associated with its defined benefit pension plans. To date (through December 30, 1999), the Company has recorded approximately $380,000 of income from these plans, compared to income of approximately $520,000 for the similar six-month period of a year ago.

     Current liabilities decreased $610,000, or 5.8%, as a result of performance incentive payouts made against the June 30, 1999, accruals and the early buyout of the lease obligation associated with the business information system. These reductions in current liabilities were partially offset with increased trade payables associated with higher inventory stock.

     Long-term debt and other liabilities increased approximately $2,355,000, or 26.3%. This increase includes approximately $760,000 of revolver proceeds used to pay off the business system lease obligation, resulting in a balance sheet debt reclassification from current to long-term, for that amount. The remainder of the increased borrowings was used for capital expenditures.

     The increase in shareholders' equity of $1,375,000 is primarily due the profit year-to-date of $1,359,000.

     The Company has financed its working capital requirements, as well as year-to-date capital expenditures, in part, through operations, with the balance coming from increased bank borrowings. The Company expects that operating activities for the remainder of fiscal year 2000 will provide adequate cash flow to support any working capital requirements, as well as the anticipated additional $1 million of capital expenditures.

     The Company recently completed negotiations and signed a new three-year unsecured credit agreement with favorable interest terms, which provides for a revolving credit line with a $15,000,000 limit and a maturity date of December 31, 2002. The Company has combined outstanding borrowings and letters of credit against this facility of approximately $5,600,000 as of February 10, 2000. Management believes that this agreement will provide adequate liquidity for the foreseeable future.

Expectation for Year 2000 Compliance
------------------------------------

     As noted in the Company's June 30, 1999, 10-K filing, the business is reliant on systems which utilize time-based mechanisms for asset and information management, and management recognizes that such systems may encounter problems affecting the capability thereof due to the year 2000
(Y2K) date change. The Company also has business relationships with vendors, product purchasers, and financial institutions, among others, who are reliant on such systems. It is possible that, given problems encountered by the Company or these parties, the Company could send or receive improper billings, produce products which are unaccounted for, experience production shortages or delays, encounter collection delays, or report inaccurate data, among other things.

     The Company organized its year 2000 task group during the third quarter of fiscal 1998, with member participation from all operating units, as well as the corporate office. Assessment programs were developed and implemented at each of the locations. The assessment, which included an inventory and identification of the Company's mission critical information technology (IT) systems, as well as non-IT systems (i.e. equipment microcontrollers), was completed.

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

     The Company completed the implementation of Y2K compliant operating systems and Oracle software upgrades. All such costs were expensed as incurred.

     The Company tested its embedded systems used in the manufacture and distribution of its products for year 2000 compliance. Equipment manufacturers were contacted for verification and solutions for potential Y2K issues where mission critical equipment utilizing microcontrollers had been identified. The Company is unaware of any unresolved issues relative to this process.

     The Company developed contingency plans in the areas that management considered appropriate. Elements of the contingency plans included the capability to manually process customer orders and increase safety stock inventories of critical parts and materials.

     To date, the Company, to the best of its knowledge, has not experienced any significant issues or interruptions, associated with the arrival of the year 2000.

Results of Operations:
---------------------

      Thirteen- and twenty-six-week periods ended December 30, 1999, compared with the comparable thirteen- and twenty-six-week periods ended January 2, 1999
     ------------------------------------------------------------------

     Consolidated sales for the thirteen- and twenty-six-week periods ended December 30, 1999, were $19,247,000 and $38,518,000, respectively, compared with $18,803,000 and $41,181,000 for the comparable periods of a year earlier. This is a 2.4% increase from the prior year quarter and a 6.5% decrease from the prior year-to-date. Sales for the quarter increased $444,000 over the prior year quarter, as a result of improved sales in the Company's power distribution products business, due primarily to a new customer program sales of $1.4 million. This sales increase was partially offset by lower quarterly sales in the Company's electronics business, due to the loss of the Cisco Systems program in January 1999, and lower sales in the Company's aerospace business, due primarily to material shortages experienced in production. The Company continues its efforts to fill the void caused by the loss of the Cisco program, with new programs that will serve the fiber-optic cable power market, magnetic resonance imaging market, and network attached storage systems market.

     Cost of sales as a percentage of sales for the thirteen- and twenty-six-week periods ended December 30, 1999, were 70.7% and 70.1%, respectively, compared to 72.8% and 73.9% for the comparable periods of the prior year. The improvement in gross margin is primarily attributable to the mix of products shipped during the current year in the Company's power distribution products business (Powerware program), as well as a more profitable mix of product sales in the Company's electronics business, absent Cisco sales. Included in the current quarter and year-to-date costs (cost of sales and general administrative costs combined) was approximately $330,000 and $450,000 of expense, respectively, associated with the start-up phase of the Mexican manufacturing initiative, expected to gradually ramp up over the next quarter.

     Research and engineering expenses as a percent of net sales for the thirteen- and twenty-six-week periods ended December 30, 1999, were 4.3% and 4.5%, respectively, compared to 4.8% and 4.5%, respectively, for the comparable periods of the prior year. While cost remains relatively constant as a percentage of sales in the year-to-year comparison, actual cost has fallen in excess of $125,000. It is anticipated, with the new program initiatives in both the Company's electronics business and power distribution products business, some additional engineering resources will be required.

     Selling and administrative costs as a percent of net sales were 19.9% and 18.5% for the thirteen- and twenty-six-week periods ended December 30, 1999, compared to 17.8% and 16.8% for the comparable periods of the prior year. Included, as an offset in the selling and administrative expenses in the current year, is $350,000 of insurance recovery (income), associated with the Company's 1997 municipal landfill settlement. Further, recorded within the selling and administrative costs for the current and prior year is offsetting income of $168,000 (year-to-date) and $348,000 (year-to-date), respectively, related to performance incentives earned in the Company's aerospace business, based upon meeting specified customer delivery schedules. Exclusive of the offsetting income items, selling and administrative expenses have increased approximately $375,000 year-to-date over the prior year's comparable period. Most of these additional expenses related to general and administrative expenses associated with the Mexican start-up operation (in excess of $350,000), coupled with one-time professional fees associated with the Company's new NASDAQ listing.

     Interest expense as a percent of net sales for the thirteen- and twenty-six-week periods ended December 30, 1999, decreased to .7% from 1.1% for the comparable periods of the prior year. Interest expense for the thirteen- and twenty-six-week periods compared to the prior year same periods decreased $59,000 and $192,000, respectively, as a result of lower debt levels.

     Income taxes as a percent of income before taxes for the thirteen- and twenty-six-week periods ended December 30, 1999, were 49% and 43%, respectively, compared with 39% for the comparable periods of the prior year. The effective tax rates for the current year are higher than those of the prior year, primarily due to certain Mexican start-up expenses not eligible for future tax offset and, as such, no tax benefit was recognized.

     Backlog at December 30, 1999, was $11,692,000, compared with $13,798,000 at the end of the comparable period of the prior year. The lower backlog at December 30, 1999, primarily reflects a smaller backlog in the aerospace business, due mainly to production throughput improvements, which have enabled the Division to bring customer programs current, while the pursuit of new programs continues.

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


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information

     a.   Exhibits

          Interim Report dated
          January 24, 2000, for the
          quarter ended December 30,
          1999.                                  Exhibit 13

          Financial Data Schedule.               Exhibit 27

          News Release of January 24,
          2000, announcing the second
          quarter results for fiscal year 2000.  Exhibit 99

          b. There were no reports filed on Form 8-K during the thirteen-week period ended December 30, 1999.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACME ELECTRIC CORPORATION
                                          (Registrant)


Date:    February 14, 2000         /s/
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    February 14, 2000         /s/
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary