Form 10-Q
period 2000-04-01
ACME ELECTRIC CORP
filed 2000-05-16
CIK 2070

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549



(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2000

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

                    (1)  YES   x    NO ____

                    (2)  YES   x    NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 1, 2000
Common Stock, Par Value $1.00 Per Share               5,076,535


                         ACME ELECTRIC CORPORATION
                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEET

                                       Unaudited    Audited
                                     April 1, 2000     June 30, 1999
                                         (000s)           (000s)
                                     -------------    -------------
ASSETS
------
Current Assets:
     Cash                            $    448        $     203
     Accounts receivable, net          11,644           11,304
     Inventories, net                  11,582            9,270
     Other current assets               1,981            1,963
                                       ------           ------
       Total current assets            25,655           22,740
                                       ------           ------
Property, plant and equipment, at cost 40,936           39,028
     Less accumulated depreciation    (26,268)         (24,776)
                                       ------           ------
       Total property, plant
        & equipment, net               14,668           14,252
                                       ------           ------
Other Assets                            4,937            4,396
                                      -------          -------

Total Assets                          $45,260          $41,388
                                       ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                $  5,037         $  3,766
     Accrued compensation and other     3,709            4,528
     Current portion of long-term debt    255            2,258
                                       ------           ------
       Total current liabilities        9,001           10,552
                                       ------           ------
Long-term debt                          9,172            5,987
Other long-term liabilities             3,158            2,973
                                       ------           ------

Total Liabilities                     $21,331          $19,512
                                       ------           ------

Shareholders' Equity:
     Common stock, Par Value $1.00
     Authorized 8,000,000 shares
     Issued 5,076,535 and 5,071,658
       shares                           5,077           5,072

     Capital in excess of par value    19,151          19,134

     Accumulated deficit                 (291)         (2,322)
     Less:  Treasury stock at cost
               (699 Shares)                (8)             (8)
                                       ------          ------

     Total Shareholders' Equity        23,929          21,876
                                       ------          ------

Total Liabilities and
  Shareholders' Equity                $45,260         $41,388
                                       ======          ======

See accompanying Notes to Financial Statements.


                         ACME ELECTRIC CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                              13 Weeks   13 Weeks   39 Weeks   39 Weeks
                               Ended      Ended      Ended      Ended
                              04/01/00   04/03/99   04/01/00   04/03/99
                               (000s)     (000s)     (000s)     (000s)
                               ------     ------     ------     ------

Net Sales                      $20,989    $19,100    $59,507    $60,281
                                ------     ------     ------     ------
Costs And Expenses:
  Cost of Sales                 14,752     13,241     41,764     43,671
  Research and Engineering
    Expenses                       924        891      2,658      2,753
  Selling and Administrative
    Expenses                     3,999      3,534     11,118     10,449
  Interest Expense                 149        185        417        645
                                ------     ------     ------     ------

    Total Costs And Expenses    19,824     17,851     55,957     57,518
                                ------     ------     ------     ------

Income Before Taxes              1,165      1,249      3,550      2,763

Income Tax Expense                 493        487      1,519      1,077
                                ------     ------     ------     ------

Net Income                    $    672   $    762   $  2,031    $ 1,686
                               =======    =======    =======     ======

Weighted Average Number of
     Shares Outstanding Used
     to Compute Net Income per
     Common Share:
       Basic                     5,076      5,061      5,074      5,057
       Incremental Shares from
         assumed conversion of
         stock options              65         36         63         27
                                ------     ------     ------     ------
       Diluted                   5,141      5,097      5,137      5,084
                                ======      =====     ======      =====

Net Income Per Common Share
     Basic                        $.13       $.15       $.40       $.33
                                   ===        ===        ===        ===
     Diluted                      $.13       $.15       $.40       $.33
                                   ===        ===        ===        ===


See accompanying Notes to Financial Statements


                         ACME ELECTRIC CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                   39 Weeks Ended   39 Weeks Ended
                                    April 1, 2000   April 3, 1999
                                       (000's)         (000's)
                                      -------          -------
Cash Flows From Operating Activities:

Net Income                          $   2,031         $  1,686
Adjustments to reconcile net income to net
     cash flows from operating activities:
     Loss on sale of fixed assets          --               35
     Depreciation and amortization      1,635            1,651
Change in assets and liabilities:
     Accounts receivable, net            (340)           1,030
     Inventories, net                  (2,312)           2,146
     Other assets                        (559)            (656)
     Accounts payable                   1,271           (1,032)
     Accrued compensation and other      (634)              92
                                       ------           ------
Net cash provided from operating
  activities                            1,092            4,952
                                       ------           ------
Cash Flows From Investing Activities:
     Proceeds from disposition             --                4
     Additions to property,
        plant and equipment            (2,051)          (1,051)
                                       ------          -------
Net cash used in investing activities  (2,051)          (1,047)
                                       ------          -------

Cash Flows From Financing Activities:
  Increase (decrease) of
    borrowings, net                     1,182           (4,426)
  Proceeds from employee stock purchase
    and stock options plans                22               52
                                       ------           ------
Net cash provided by (used in)
  financing activities                  1,204           (4,374)
                                       ------          -------
Net increase (decrease) in cash           245             (469)

Cash at beginning of period               203              629
                                      -------           ------
Cash at end of period               $     448        $     160
                                      =======           ======

See accompanying Notes to Financial Statements.


                         ACME ELECTRIC CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. The Balance Sheet of Acme Electric Corporation ("Registrant") at April 1, 2000, the Statement of Operations for the thirteen- and thirty-nine-week periods ended April 1, 2000, and April 3, 1999, and the Statement of Cash Flows for the thirty-nine-week periods ended April 1, 2000, and April 3, 1999, include all adjustments necessary for a fair representation of the results for such periods.

     The unaudited financial data included herein was compiled in accordance with the "Summary of Significant Accounting Principles and Practices" (Note 1 of Notes to Financial Statements) contained in the Registrant's 1999 Annual Report filed on Form 10-K.

     The Company had no components of comprehensive income other than net income for all periods presented.

     RECENTLY ISSUED ACCOUNTING STANDARDS.

     All start-up costs associated with the Company's Mexican initiative have been expensed as incurred, in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities.

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

2. Accounts receivables included in the Consolidated Balance Sheet are net of allowances for doubtful accounts of $294,000 and $171,000 at April 1, 2000, and June 30, 1999, respectively.

3.   Inventories included in the Consolidated Balance Sheet are as follows:

                            April 1, 2000   June 30, 1999
                              ($000's)         ($000's)
                              --------        ---------
     Raw Material              $6,465           $5,029
     Work-In-Process            1,789            1,759
     Finished Goods             3,328            2,482
                               ------          -------
                              $11,582         $  9,270
                               ======          =======

     Inventories are reported net of reserves for obsolescence of $504,000 and $1,217,000 at April 1 and June 30, respectively.

4.   Debt

     The Company's new credit facility with its primary lender provides for unsecured borrowings and letters of credit up to a maximum of $15,000,000. The agreement provides for an interest rate equal to the lower of prime or the London Interbank Eurodollar rate plus .60% to 1.40% range, determined quarterly based on a debt-to-earnings ratio threshold, with a maturity date of December 31, 2002.

     The Company pays a maximum annual commitment fee on the unused portion of the credit facility, ranging from .25% to .375%, determined by a rolling four-quarter debt-to-earnings ratio calculation. Under the terms of the credit agreement, the Company is required to meet certain restrictive covenants with respect to debt-to-earnings, interest coverage, minimum net worth, and fixed charge coverage ratios. The covenants further limit the Company's annual capital expenditures to $5,000,000, and annual operating and capital lease commitments to $500,000 and $750,000, respectively.

5.   Segment Reporting Disclosures

     The Company operates in three business segments: Aerospace, Electronics, and Power Distribution Products. Each business segment has separate manufacturing facilities. The Company's reportable segments are strategic business units that offer different products and services to different markets. The segments are managed separately, based on the fundamental differences of their operations.

     Information by industry segment is as follows (dollars in thousands):

                                13 Weeks   13 Weeks   39 Weeks   39 Weeks
                                 Ended      Ended      Ended      Ended
                                04/01/00   04/03/99   04/01/00   04/03/99
                                 (000s)     (000s)     (000s)     (000s)
                                 ------     ------     ------     ------
     Net Sales
       Aerospace                 $2,597     $2,800   $  7,462   $  8,401
       Electronics                4,479      4,185     12,030     15,336
       Power Distribution
         Products                13,913     12,115     40,015     36,544
                                 ------     ------     ------     ------
     Combined                    20,989     19,100     59,507     60,281
                                 ======     ======     ======     ======
     Operating Income (Loss)
       Aerospace                    424        268        614        595
       Electronics                  (52)      (170)      (582)      (506)
       Power Distribution
         Products                 2,002      2,347      6,704      6,393
                                 ------     ------     ------      -----
     Combined                     2,374      2,445      6,736      6,482
     General Corporate Expense   (1,060)    (1,011)    (2,769)    (3,074)
     Interest Expense              (149)      (185)      (417)      (645)
                                 ------     ------     ------      -----
     Earnings Before Income Taxes 1,165      1,249      3,550      2,763
                                 ======     ======     ======     ======
     Identifiable Assets
       Aerospace                  4,805      4,875      4,805      4,875
       Electronics               14,998     15,223     14,998     15,223
       Power Distribution
        Products                 19,680     15,969     19,680     15,969
       General Corporate          5,777      5,800      5,777      5,800
                                 ------     ------     ------     ------
     Combined                    45,260     41,867     45,260     41,867
                                 ======     ======     ======     ======

     Depreciation and Amortization
       Aerospace                     85         99        280        285
       Electronics                  185        209        537        629
       Power Distribution Products  142        114        378        343
       General Corporate            155        126        440        394
                                -------     ------    -------     ------
     Combined                       567        548      1,635      1,651
                                =======     ======     ======     ======

     Capital Expenditures
       Aerospace                     45        107        203        191
       Electronics                   76         39        222        339
       Power Distribution Products  355        181      1,367        460
       General Corporate             66          2        260         61
                                 ------     ------     ------     ------
     Combined                 $     542    $   329   $  2,051   $  1,051
                                 ======      =====    =======     ======


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

     A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                               Comparison of Balance Sheets at
                                        April 1, 2000
                                             and
                                        June 30, 1999
                                   Increase   (Decrease)
                                         (000's)

     Current Assets                     $ 2,915

     Property, Plant & Equipment Net        416

     Other Assets                           541
                                         ------
                                        $ 3,872
                                          =====

     Current Liabilities                $(1,551)

     Long-Term Debt and
       Other Liabilities                  3,370

     Shareholders' Equity                 2,053
                                         ------
                                        $ 3,872
                                         ======


     Current assets at April 1, 2000, increased $2,915,000, or 12.8%, from June 30, 1999, levels due primarily to an increase in inventories. Inventories were increased as a result of several factors, including continued start-up activity with the Mexican manufacturing initiative, support for increased production levels for the Powerware program in the Company's power distribution products business, and customer-related order delays associated with the new magnetic resonance imaging device program in the Company's electronics business.

     The net increase in property, plant, and equipment of $416,000, or 2.9%, represents year-to-date expenditures in the amount of $2,051,000, primarily associated with the Monterrey, Mexico start-up, offset by depreciation of $1,635,000.

     The increase of other assets of $541,000, or 12.3%, reflects an increase in the pension asset the Company records associated with its defined benefit pension plans. To date (through April 1, 2000), the Company has recorded approximately $513,000 of income from these plans, compared to income of approximately $630,000 for the similar nine-month period of a year ago.

     Current liabilities decreased $1,551,000, or 14.7%, as a result of performance incentive payouts made against the June 30, 1999 accruals, the early buyout of the lease obligation associated with the business information system, and the refinancing of the credit agreement with the Company's primary lender. In January, the Company signed a new three-year unsecured credit agreement with favorable interest terms, which provided for a revolving credit line with a $15,000,000 limit and a maturity date of December 31, 2002. The Company has combined outstanding borrowings and letters of credit against this facility of approximately $6,027,000 as of April 1, 2000. Management believes that this agreement will provide adequate liquidity for the foreseeable future. These reductions in current liabilities were partially offset with increased trade payables associated with higher inventory stock.

     Long-term debt and other liabilities increased approximately $3,370,000, or 37.6%. This increase includes approximately $760,000 of revolver proceeds used to pay off the business system lease obligation, as well as a refinancing of the credit arrangement, resulting in a balance sheet debt reclassification from current to long-term. One of the term loans outstanding at June 30, 1999, was satisfied in full by using funds borrowed against the new revolver. The remainder of the increased borrowings was used for capital expenditures.

     The increase in shareholders' equity of $2,053,000 is primarily due to the profit year-to-date of $2,031,000.

     The Company has financed its working capital requirements, and a portion of the year-to-date capital expenditures, through operations, with the balance coming from bank borrowings. The Company expects that operating activities for the remainder of fiscal year 2000 will provide adequate cash flow to support any working capital requirements, as well as support, in part, the anticipated additional $600,000 of capital expenditures.

YEAR 2000

     The Company did not experience any significant problems because of Year 2000 issues.

RESULTS OF OPERATIONS:

        Thirteen- and thirty-nine-week periods ended April 1, 2000, compared with the comparable thirteen- and thirty-nine-week periods ended April 3, 1999
                            --------------------

     Consolidated sales for the thirteen- and thirty-nine-week periods ended April 1, 2000, were $20,989,000 and $59,507,000, respectively, compared with $19,100,000 and $60,281,000 for the comparable periods of a year earlier. This is a 9.9% increase from the prior year quarter and a 1.3% decrease from the prior year-to-date. Sales for the quarter increased $1,889,000 over the prior year quarter, as a result of improved sales in the Company's power distribution products business, due primarily to the new Powerware program sales of $1.2 million. This sales increase was partially offset by lower quarterly sales in the Company's electronics business, due to the loss of the Cisco Systems program in January 1999, and lower sales in the Company's aerospace business, due primarily to material shortages experienced in production. Lower year-to-date sales is explained by the loss of the Cisco Systems program in the Company's electronics business. The Company continues its efforts to fill this void with new programs that will serve the fiber-optic cable power market, medical diagnostic equipment market, and computer storage systems market.

     Cost of sales as a percentage of sales for the thirteen- and thirty-nine-week periods ended April 1, 2000, were 70.3% and 70.2%, respectively, compared to 69.3% and 72.4% for the comparable periods of the prior year. The decrease in gross margin in the quarter compared to the prior year quarter is the result of lower margin percentages achieved in the Company's power distribution business due to product mix (Powerware program), and the Mexico start-up inefficiencies. The improvement in the year-to-date gross margin percentage reflects the effect of having no Cisco business (lower percentage margin account) and, year-to-date, a more profitable mix of product sales in the Company's aerospace business, as well as favorable material pricing obtained at the Company's power distribution business in the first half of the fiscal year. Included in the current quarter and year-to-date costs (cost of sales and general administrative costs combined) is approximately $500,000 and $1,000,000 of expense, respectively, associated with the start-up phase of the Mexican manufacturing initiative. It is anticipated that a portion of these costs will not repeat in future periods.

     Research and engineering expenses as a percent of net sales for the thirteen- and thirty-nine-week periods ended April 1, 2000, were 4.4% and 4.5%, respectively, compared to 4.7% and 4.6%, respectively, for the comparable periods of the prior year. While cost remains relatively constant as a percentage of sales in the year-to-year comparison, actual cost has fallen approximately $95,000. It is anticipated, with the new program initiatives in both the Company's electronics business and power distribution products business, some additional engineering resources will be required in the future.

     Selling and administrative costs as a percent of net sales were 19.1% and 18.7% for the thirteen- and thirty-nine-week periods ended April 1, 2000, compared to 18.5% and 17.3% for the comparable periods of the prior year. Included, as an offset in the selling and administrative expenses in the current year, is $350,000 of insurance recovery (income), associated with the Company's 1997 municipal landfill settlement. Further, recorded within the selling and administrative costs for the year-to-date current and prior year is offsetting income of $237,000 and $486,000, respectively, related to customer performance incentives. Exclusive of the offsetting income items, selling and administrative expenses have increased approximately $769,000 year-to-date over the prior year's comparable period. Most of these additional expenses related to general and administrative expenses associated with the Mexican start-up operation, coupled with one-time professional fees associated with the Company's new NASDAQ listing.

     Interest expense as a percentage of sales for the thirteen and thirty-nine week periods ended April 1, 2000, was .7%, compared to 1% and 1.1%, respectively, for the comparable periods of the prior year. Interest expense for the thirteen and thirty-nine week periods compared to the prior year same periods decreased $36,000 and $228,000, respectively as a result of lower debt levels and more favorable interest rates obtained as part of the debt refinancing.

     Income taxes as a percent of income before taxes for the thirteen- and thirty-nine-week periods ended April 1, 2000, were 42% and 43%, respectively, compared with 39% for the comparable periods of the prior year. The effective tax rates for the current year are higher than those of the prior year, primarily due to a lower Mexican effective tax rate (than domestic) used in tax benefiting Mexico operating losses.

     Backlog at April 1, 2000, was $11,272,000, compared with $15,738,000 at the end of the comparable period of the prior year. The lower backlog at April 1, 2000, primarily reflects a smaller backlog in the Company's aerospace and electronics businesses. In the aerospace business, production throughput improvements have enabled the Division to bring customer programs current, thereby reducing the outstanding backlog, while the pursuit of new programs continues. The smaller backlog in the electronics business is primarily the result of a delay in a customer's program, which is expected to resume orders and shipping schedules in the near future.

     On April 26, 2000, the Company entered into an Agreement and Plan of Merger ("Agreement") with Miranda Holdings, Inc. and Miranda Acquisition Corp. (collectively, "Miranda"), aligned with Robert J. McKenna, Acme Electric Corporation's Chairman and Chief Executive Officer, pursuant to which the shareholders of the Company would be asked to approve the merger of the Company into Miranda for a consideration of $7.65 per share. On May 4, 2000, the parties entered into Amendment #1 to the Agreement increasing the consideration to be received by the shareholders of the Company to $8.00 per share. Closing the transaction is conditioned upon approval of Acme's shareholders, the availability of the financing necessary to consummate the transactions, and other customary conditions. The transaction is expected to close within the next 60 to 120 days.

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


                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information
--------------------------

     a.   Exhibits

          Amended Employment Agreement
          effective March 17, 2000, between
          Robert J. McKenna and Acme
          Electric Corporation.                   Exhibit 10.1

          Acme Electric Supplemental
          Retirement Plan Trust dated
          March 30, 2000, between Acme
          Electric Corporation and John B.
          Drenning as Trustee.                    Exhibit 10.2

          Interim Report dated
          April 24, 2000, for the
          quarter ended April 1,
          2000.                                   Exhibit 13

          Financial Data Schedule.                Exhibit 27

          News Release of April 24,
          2000, announcing the third
          quarter results for fiscal year 2000.   Exhibit 99


Item 6. Reports on Form 8-K
---------------------------

     The following Form 8-K reports were filed during the thirteen-week period ended April 1, 2000:

          Period Covered
          (Date of Earliest
          Event Reported)     Items Reported           Date of Report
          ----------------    --------------           --------------
          April 26, 2000      Item 5 - The Company     April 27, 2000
                              announced that it has
                              accepted a buyout offer.
          May 2, 2000         Item 5 - The Company     May 2, 2000
                              entered into an Agreement
                              and Plan of Merger on
                              April 26, 2000.
          May 4, 2000         Item 5 - The Company     May 5, 2000
                              entered into an amended
                              Agreement and Plan of
                              Merger on May 4, 2000.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACME ELECTRIC CORPORATION
                                         (Registrant)


Date:    May 16, 2000              /s/
                                   Robert J. McKenna
                                   Chairman, President and
                                   Chief Executive Officer


Date:    May 16, 2000              /s/
                                   Michael A. Simon
                                   Corporate Controller and
                                   Assistant Secretary