Form 10-K
period 2000-06-30
ACME ELECTRIC CORP
filed 2000-09-29
CIK 2070

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission file number 1-8277

ACME ELECTRIC CORPORATION
(Exact name of Registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

16-0324980
(I.R.S. Employer Identification No.)

400 Quaker Road, East Aurora, New York 14052
(Address of principal corporate offices) (Zip Code)

716/655-3800
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock - Par Value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X      NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:  as of September 21, 2000, $42,347,075

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:   as of September 21, 2000, 5,077,587 shares of Common Stock, par value $1.00 per share.

PART I
ITEM 1 - BUSINESS

Business

Acme Electric Corporation (hereinafter, the "Registrant", the "Company" or "Acme") was duly organized and incorporated under the laws of the State of New York on April 26, 1946, as successor to a business founded in 1917. Its sole line of business is the design, manufacture and marketing of power conversion equipment for electronic and electrical systems. Principal markets encompass the computer, test equipment, information systems, military, aerospace and telecommunications and a variety of industrial, commercial and residential fields for applications that require conversion of electrical energy from one useable state to another. Products are distributed to customers through the Registrant's sales force, independent sales representatives and wholesale distributors. The business of the Registrant is not seasonal in nature.

On May 26, 2000, Acme entered into an Agreement and Plan of Merger with Key Components, LLC ("Key") and KCI Merger Corp. ("KCI"), a wholly-owned subsidiary of Key. The merger agreement provides for the merger of Acme and KCI, with Acme being the surviving corporation. On the merger, all outstanding shares of Common Stock of Acme, other than shares as to which dissenter's rights of appraisal are perfected, will be converted into the right to receive $9.00 per share in cash.

Competition

Competitive conditions within the power conversion industry are intense. The Registrant competes with many other companies, some of which have far greater resources than the Registrant. The principal methods of competition within the industry are price, service and product performance. To meet this competition, the Registrant attempts to maintain high standards of engineering, manufacturing and customer service. Due to the number and variety of competitors, reliable data relative to the Registrant’s competitive position within the power conversion industry would be difficult to develop and is not known nor believed to exist.

Customers

Power conversion equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. No single customer of the Company accounted for more than 10% of sales in fiscal year 2000. No single customer accounted for greater than 10% of the Company’s accounts receivable balance of June 30, 2000.

Backlog

The backlog of orders believed to be firm totaled approximately $15,889,000 at June 30, 2000, compared with approximately $14,190,000 at June 30, 1999. The increased backlog at June 30, 2000, compared with the backlog at June 30, 1999, reflects an increased backlog of orders in the Registrant’s Electronics Division business, as new programs develop.

Backlog orders at June 30, 2000, are generally expected to be filled during the fiscal year ending June 30, 2001.

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

Licenses

The Registrant is a party to several license agreements. The only significant license, under which Acme, as licensee, sells and manufactures a proprietary fiber nickel cadmium battery (FNC), is an agreement with Hoppecke Batterie Systeme GmbH (formerly, Daug-Hoppecke Gesellschaft Fur Batteriesysteme mbH (“DAHO”)) of Brilon, Germany.

Employees

As of June 30, 2000, approximately 596 persons were employed by the Registrant.

Research and Development

Approximately 6% of the Registrant’s employees are engaged in engineering design and product development. New products are continuously designed to satisfy specific customer requirements, and the cost of such development is expensed as incurred. Since satisfaction of many customers’ needs requires advancing applicable technology, applied research is an integral part of engineering-design and product-development activities. The cost of such activities during the fiscal years ended June 30, 2000, 1999 and 1998, was $3,618,000, $3,638,000 and $4,136,000, respectively.

Environmental Matters

On June 27, 1997, the Registrant settled the claim by the New York State Department of Environmental Conservation (DEC) for contribution toward the costs of remediation of a municipal waste landfill site upon payment of $725,000. In July 1999, the Registrant received a $350,000 settlement from its insurance carrier related to this matter. These proceeds were included in the reported results of the first quarter of fiscal 2000.

ITEM 2 - PROPERTIES

The Registrant owns one plant in Lumberton, North Carolina. The Registrant also leases three facilities, one in Cuba, New York, with a purchase option for a nominal amount. The Cuba facility is subject to three mortgages securing indebtedness, aggregating approximately $3,472,000 as of June 30, 2000, and is also subject to an additional mortgage securing a bond issued by the owner of the facility (an industrial development agency) to the County of Allegany in the outstanding amount of approximately $500,000, for which the Registrant is not personally liable, but which is being paid in installments through the application thereto of payments in lieu of taxes being made periodically by the Registrant. The second leased facility is located in Tempe, Arizona. The third leased facility is located in Nuevo Leon, Mexico. The Registrant further leases facility space at a second location in Cuba, New York, and a warehouse in Tempe, Arizona.

                                     Square Footage          Square Footage         Lease Expiration Date
   Location                              Owned                   Leased

   Cuba, NY (New Plant)                    --                    91,000                   April 2017
   Cuba, NY (Old Plant)                    --                    72,000                  August 2003
   East Aurora, NY                         --                    10,000                   April 2004
   (Exec. Offices)
   Lumberton, NC                       128,170                     --                        N/A
   Tempe, AZ                               --                    40,260                   March 2005
   Apodaca, Nuevo Leon, Mexico             --                    45,000                    June 2004

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is involved in ordinary routine litigation incidental to its business, but none is expected to have a material impact upon the financial condition of the Registrant.

Following the execution of a merger agreement with Miranda Holdings, Inc., an affiliate of Strategic Investments and Holdings, Inc., in April 2000, Acme was sued in four separate actions each seeking preliminary and permanent injunctive relief against consummation of the merger with Miranda Holdings, rescission of the merger if consummated and rescissionary damages, monetary damages to shareholders, and costs and attorneys' fee. These actions are described below.

On April 27, 2000, David Shaev filed a class action lawsuit in the Supreme Court of the State of New York, New York County against Acme and its officers and directors alleging that Acme and its directors breached their fiduciary duties by failing to provide shareholders a fair price for their Acme shares in the proposed transaction with Miranda Holdings.

On April 27, 2000, Shirley E. Powell filed a class action lawsuit in the Supreme Court of the State of New York, New York County against Acme, its officers and directors, and Strategic Investments and Holdings, alleging that Acme and its directors breached their fiduciary duties by failing to provide shareholders a fair price for their Acme shares in the proposed transaction with Miranda Holdings.

On April 27, 2000, Brickell Partners, a Florida partnership, filed a class action lawsuit in the Supreme Court of the State of New York, New York County against Acme and its officers and directors. The claim alleges that the proposed transaction with Strategic Investments and Holdings was grossly unfair, inadequate, and undervalues Acme's shares and that Acme and its officers and directors breached their fiduciary duties to the shareholders.

On May 9, 2000, Robert Corwin filed a class action lawsuit in the Supreme Court of the State of New York, Erie County against Acme, its officers and directors and Strategic Investments and Holdings alleging that the proposed terms of the merger with Miranda Holdings were unfair, and that by accepting the terms, Acme and its officers and directors breached their fiduciary duties and responsibilities to the shareholders. When the proposed transaction with Strategic Investments and Holdings was terminated in May 2000, plaintiff amended his complaint. The amended complaint included all prior allegations and further alleged that Acme and its officers and directors continue to breach their fiduciary duties to Acme shareholders with respect to the proposed transaction with Key Components. Specifically, plaintiff alleges that the $2.5 million termination fee and expenses paid to Strategic Investments and Holdings caused Key Components to lower its offer price for Acme's shares. Plaintiff also alleges that the proxy statement fails to disclose all facts to Acme shareholders. In the amended complaint plaintiff seeks the following relief:  injunctive relief; compensatory and/or rescissory damages in the amount of $2.8 million; and costs and attorneys' fees.

Acme believes these actions are without merit and intends to defend the actions vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Prices

Stock Price

Year Ended June 30, 2000            High           Low

Fourth Quarter                      8 5/8        5 13/16
Third Quarter                       6 1/8          5 1/8
Second Quarter                          7         5 9/16
First Quarter                     6 15/16          4 5/8

Year Ended June 30, 1999            High           Low

Fourth Quarter                    5 13/16        4 1/16
Third Quarter                       5 3/8             4
Second Quarter                    5 11/16         4 1/2
First Quarter                       5 7/8       3 15/16

Acme's Common Stock is traded on the NASDAQ National
Market, ticker symbol ACEE.   The approximate number of
shareholders of record at September 21, 2000, was 1,365.

Acme suspended its quarterly cash dividend effective the third quarter of fiscal 1991. A loss in fiscal 1991 resulted in a deficit of retained earnings. As the Company continues to have a deficit of retained earnings, it does not expect to reinstate dividends in the foreseeable future. Acme's bank credit agreement prohibits the payment of cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

Dollars in thousands (except per share and employee data)

Years ended June 30            2000        1999       1998       1997       1996

Net sales                    $80,914     $79,813    $90,916    $94,062   $96,551
Net income (loss)                802       2,707      2,529        136      (280)
Net income (loss) per
  common share:
    (Basic and Diluted)          .16         .53        .50        .03      (.06)
AT END OF YEAR
  Total assets               $46,210     $41,388    $45,495    $50,144   $54,180
  Working capital             16,946      12,188     15,242     16,719    21,095
  Average working capital,
   as a percent of sales        18.0%       17.2%      17.6%      20.0%     22.6%
  Ratio of current assets
   to current liabilities        2.8         2.2        2.3        2.3       2.8
  Investment in property,
   plant and equipment--
   net                        14,442      14,252     15,115     16,039    16,469
  Long-term debt              10,313       5,987     12,833     19,198    24,394
  Total shareholders'
   equity                     22,706      21,876     19,075     16,488    15,684
  Equity per common share       4.47        4.32       3.78       3.27      3.18
Weighted average number
 of shares outstanding
 used to compute income
 (loss) per common share:
   Basic                       5,075       5,060      5,046      4,960     4,927
   Diluted                     5,136       5,091      5,060      4,974     4,927

Average number of
 hourly employees                385         400        434        473       534
Average number of
 salaried employees              197         198        211        229       248
Sales per full-time
 employee equivalent
 (000's)                        $139        $133       $141       $134      $123

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Pending Merger

On May 26, 2000, Acme entered into the merger agreement with Key Components. Closing of the merger is subject to certain conditions, including mailing of a proxy statement, holding of a shareholders' meeting and a successful shareholder vote, which have not yet been satisfied. Acme is continuing to pursue the transaction with Key Components, but the transaction will not be completed prior to the October 2, 2000 termination date. On September 18, 2000, Key Components agreed to Acme's request to extend the termination date to November 10, 2000, while asserting that the Company is in breach of the merger agreement and reserving all of its rights thereunder.

Acme previously had entered into an Agreement and Plan of Merger with Miranda Holdings Inc., under which Miranda had agreed to acquire Acme for $8.00 per share in cash plus assumption of debt. The agreement with Miranda was terminated on May 26, 2000, connection with the execution of the merger agreement with Key Components. Acme paid a termination fee to Miranda of $2,500,000 plus expenses.

Capital Resources and Liquidity

Acme has traditionally financed its working capital requirements and capital spending with cash from operations. The Company borrowed against its line of credit to fund the one-time (pre-tax $3,219,000) expenses associated with Miranda and Key Components merger activities. Total outstanding debt increased $2,317,000 during fiscal 2000 due to these merger activities. The Company experienced nearly a $2,750,000 increase in working capital in fiscal 2000 (after excluding the affect of current and long-term balance sheet reclassifications associated with the Company's debt restructure). Both inventories and receivables increased ($1,550,000 and $1,534,000, respectively) in the Power Distribution Products Division in support of higher sales ($5,384,000) in fiscal 2000 compared with 1999. The Power Distribution Products Division has been asked to participate as a program supplier to one of its existing customers, the Power Systems Division of Invensys PLC (formerly Powerware). Inventories increased as a result of the ramp-up on the Invensys Power Systems Division program coupled with the affect of increased production volumes at the Company's Monterrey, Mexico manufacturing operation. Information regarding certain measures of the Company's liquidity is set forth below:

Dollars in thousands

Years ended June 30                   2000            1999            1998

Working Capital                     $16,946         $12,188         $15,242

Average Working Capital,
as a percent of sales                  18.0%           17.2%           17.6%

Cash provided from Operations          $ 24         $ 8,163         $ 7,585

Current Ratio                           2.8             2.2             2.3

Long-Term Debt to Equity                 .5              .3              .7

Capital expenditures were $2,366,000, $1,345,000 and $1,255,000 for fiscal 2000, 1999, and 1998, respectively. Fiscal 2000 capital expenditures included $1,140,000 for equipment and fixtures in the Company's Monterrey, Mexico plant. The Company anticipates that fiscal 2001 capital expenditures will approximate $2,700,000.

Management anticipates that operating activities will provide the required cash to fund the Company's working capital and capital expenditures in fiscal 2001.

The Company has in place an unsecured credit agreement which provides for revolving loans and letters of credit up to $15,000,000, with interest at the lower of prime or the London Interbank Eurodollar rate plus .6% to 1.4% range, with an outstanding balance at June 30, 2000 of $6,717,000. The credit agreement provides for a maturity date of December 31, 2002. Under the terms of the credit agreement, the Company is required to comply with certain restrictive covenants with respect to interest coverage, debt-to-EBITDA, and fixed charge coverage ratios. The covenants further provide for a minimum net worth test and annual maximum capital expenditure and lease commitment thresholds. The Company was in full compliance of these covenants at June 30, 2000. Management believes that this credit arrangement will provide adequate liquidity for the future.

Year 2000 Affect

During fiscal 2000 the Company did not experience any significant difficulties or costs associated with the Year 2000 date change.

RESULTS OF OPERATIONS

Acme reported net income of $802,000, or $.16 per share, on net sales of $80,914,000 for the year ended June 30, 2000, compared with net income of $2,707,000, or $.53 per share, and $2,529,000, or $.50 per share on sales of $79,813,000 and $90,916,000 for 1999 and 1998, respectively. Net income for fiscal 2000 includes one-time expenses of $1,980,000 (net of tax) related to the Company's pending merger with Key Components. Also included in the 2000 and 1999 net earnings is pension income (net of tax) of $192,000 and $437,000 respectively, compared to pension expense of $3,000 in 1998.

The Company reported a net loss for the fourth quarter of fiscal 2000 of $1,229,000 or $.24 per share on sales of $21,407,000. Excluding the one-time expenses related to the pending merger, fourth quarter net earnings were $751,000, compared with the results of the prior year fourth quarter of $1,021,000 on sales of $19,232,000. The increase in sales of $2,175,000 (11%) in the quarter to prior-year-quarter comparison was primarily due to the sales growth associated with the Invensys Power Systems program. In spite of the improved sales, fourth quarter earnings (exclusive of the merger related costs), were down from the fourth quarter of fiscal 1999 due to certain continued start-up and efficiency costs associated with the Company's Power Distribution Products Division's Monterrey, Mexico manufacturing operation, as well as increases experienced in some commodity metal prices.

Quarterly Unaudited Financial Information

Dollars in thousands

Fiscal Year 2000               1st Qtr.    2nd Qtr.   3rd Qtr.   4th Qtr.

Net Sales                      $19,271     $19,247    $20,989    $21,407

Net Income (Loss)                  942         417        672     (1,229)

Fiscal 2000 annual sales increased $1,101,000 or 1.4% over the previous year, compared with a decrease of $11,103,000 or 12.2% in the 1999 to 1998 comparison. The Company’s Power Distribution Products Division showed strong sales growth ($5,383,000 or 11%) due to the addition of the Invensys Power Systems program, which involves magnetics outsourcing. While the Power Distribution Products Division experienced strong growth in sales, the Electronics division continued to recover from the loss of the Cisco Systems business, albeit at a slower pace than desired, and as such, reported $2,948,000 or 15% lower sales in 2000 than in 1999. At the same time that the Electronics Division continued to cultivate new customer opportunities within its business model target markets, the division’s operating income line improved from quarterly losses to a small profit earned in the fourth quarter. The Aerospace division experienced a decline in sales of $1,334,000 or 12%. While order rates were similar to those in prior years, shipment activity against the delinquent backlog in 1999 and 1998 contributed significantly to sales in those years. The division has experienced a decline in the backlog from the $6.6 million level at June 1998 to the $3.4 million level at June 2000.

Fiscal 1999 annual sales decreased $11,103,000, or 12.2%, from the previous year. A decrease in sales of $9,113,000, or 32%, from 1998 sales of $28,708,000 to 1999 sales of $19,595,000, was experienced in the Company’s Electronics business. Reduced sales were due to the loss of the Cisco program. Sales in the Company’s Aerospace business increased slightly ($119,000 or 1%) from $11,190,000 in 1998 to $11,309,000 in 1999 due to increased customer demand for FNC batteries. Sales in the Company’s Power Distribution Products business were down $2,109,000, or 4%, generally reflective of the overall non-residential electrical distribution market. The Company’s share in this market segment had remained essentially unchanged.

Future sales growth in the Company’s Power Distribution Products Division will be significantly influenced by participation in the Invensys Power Systems Division program, introducing new products, and geographic expansion in Latin America. Sales growth in the Company’s Electronics Division will continue to be largely dependent upon the continued success of the Division’s business model incorporating complete systems design and manufacture, with successes evidenced by shipment and order activity of recent. Sales growth in the Company’s Aerospace business will largely be dependent upon securing contract extensions to existing programs, servicing the aftermarkets associated with FNC battery systems on the Boeing 777 airplane and the success of attracting new engineering and production programs pursued through bid processes.

Cost of sales as a percentage of sales was 70.4% in fiscal 2000, 71.4% in 1999, and 72.5% in fiscal 1998. The gross margin percentage improved from 27.5% in 1998 to 28.6% in 1999 and to 29.6% in 2000. The margin improvement from 1999 to 2000 reflects the continued operational efficiency improvements, coupled with favorable mix of aftermarket product sales, in the Company’s Aerospace business, where gross margins climbed from 23.5% to 24.7%. Gross margins in the Company’s Power Distribution Products business declined from 35.7% in 1999 to 33.8% in 2000. Though actual gross margin dollars were higher in 2000 than in 1999 (for this division) due to increased sales, the margin percentage dropped primarily due to the start-up costs and general inefficiencies associated with the new Monterrey, Mexico operation. Gross profit margins in the Company’s Electronics Division improved from 13.8% in 1999 to 19.1% in 2000. This improvement reflects both a more favorable mix of product sales combined with a continued commitment to cost containment.

The margin improvement from fiscal 1998 to fiscal 1999 again reflects the operational efficiency improvements experienced in the Company’s Aerospace business, where gross margins climbed from 20.6% to 23.5%. Gross margins in the Company’s Power Distribution Products business were essentially unchanged at 35.7% in 1999 and 35.8% in 1998. Gross profit margins in the Company’s Electronics business declined from 15.7% in 1998 to 13.8% in 1999. This occurred as a result of fewer sales over which fixed operating costs could be allocated, combined with an unusually large and significant expense accrual established for obsolete inventory (in excess of $400,000 in 1999) associated with one end-of-life customer program.

On a combined basis, research and engineering efforts were relatively constant in the three-year comparison, as expenses as a percent of sales were 4.5% in fiscal 2000, compared to 4.6% in fiscal 1999, and 4.5% in fiscal 1998. Actual 2000 expenditures were nearly identical to 1999 levels. Actual expenditures in 1999 were approximately $500,000 lower than 1998 levels as a result of resizing of the Electronics business, with focused engineering efforts correlated to the business strategies employed.

Selling and administrative expenses as a percentage of sales were 18.5% in 2000, compared with 17.4% in 1999 and 16.8% in 1998. Included within the 1999 and 1998 selling and administrative expense is offsetting income of $265,000, $620,000 and $566,000, respectively, related to performance incentives earned in the Company’s Aerospace business, based upon meeting specified customer delivery schedules. Further included as an offset within the selling and administrative expense line in 2000 is a $350,000 insurance recovery income, associated with the Company’s 1997 municipal landfill settlement. Both as a percent of sales and actual costs, 2000 versus 1999 selling and administrative expenses increased $1,102,000, exclusive of the performance incentive and insurance recovery offsets. The majority of this increase is attributable to the Power Distribution Products Division. The increase in selling and administrative expenses primarily reflects the efforts incurred by the Division in support of its Mexico start-up operation initiative, including heavy travel, training, professional services, facility alignment and other related costs. As a percent of sales, 1999 versus 1998 selling and administrative expense increased, however, actual selling and administrative expenses incurred (exclusive of the performance incentive offset) declined $1,313,000. The most significant portion of this reduction is attributable to lower selling and administrative costs in the Company’s Power Distribution Products business (reduction of $960,000), where lower shipping and commission costs were experienced due to a sales mix that included more non-commissioned OEM direct sales, combined with overall fewer sales in total. The business also incurred lower costs associated with advertising literature, as well as experiencing a favorable effect from bad debt recoveries. The Company realized additional cost savings of nearly $300,000 related to its management information systems area during 1999, as a result of the completion of the system conversion (mainframe to client/server) in the prior year, thus avoiding the mainframe system costs that were experienced in 1998. Selling and administrative expenses in the Company’s Aerospace and Electronics operations were similar in amounts when comparing 2000, 1999 and 1998.

Expenses associated with the Miranda and Key Components merger transactions totaled $3,219,000. Such expenses were incurred entirely in the fourth quarter and consist primarily of a $2,500,000 termination fee and expenses paid to Miranda and expenses for various professional services.

Interest expense decreased $234,000 from fiscal 1999 to fiscal 2000 and $775,000 from fiscal 1998 to fiscal 1999. The lower interest expense reflects the significantly lower average outstanding debt balances maintained during 2000 and 1999 as a result of the strong operating cash flows and the lower average interest rates the Company negotiated in its new credit agreement in January 2000.

Effective tax rates for the most recent three fiscal years were 49.5%, 39.5% and 38.2%, respectively. The fluctuations in the effective rates are generally reflective of the year-to-year variations in the permanent book-to-tax differences as a percent of pre-tax earnings. The increase in the effective tax percentage for 2000 is primarily the result of having a relatively low pre-tax income on which the percentages are computed.

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company does not expect a material impact from adoption, as it currently does not utilize derivative instruments as defined in the statement.

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin ("SAB") No. 101 “Revenue Recognition in Financial Statements.” The SAB, as amended, is effective for the fourth fiscal quarter for fiscal years beginning after December 15, 1999. The SAB summarizes certain of the SEC Staffs’ views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is still evaluating the impact from adoption, but currently does not expect such impact to be material.

Portions of the narrative set forth in this Item 7 which are not historical in nature, are forward-looking statements, based upon current expectations, all of which are subject to risk and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by their use of words such as “anticipates,” “believes,” “intends,” “budgeted,” and other words of similar meaning. The Company’s actual performance may differ materially from that contemplated by the forward-looking statements due to a variety of factors, which include, among other things, inaccurate assumptions, the condition of the economy, the condition of the markets that the Company serves, and the success of the Company’s strategic plans and contemplated capital investments. The Company does not assume the obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Acme has operations in Mexico. In the normal course of business, these operations are exposed to fluctuations in the value of the Mexican currency. Management does not consider this risk to be significant.

Acme is also exposed to market risk resulting from changes in interest rates. Acme's bank credit facility bears interest at a variable rate. An increase in interest expense arising from an increase in interest rates of 10% would not have a material effect on Acme.

Acme does not enter into derivative instruments in the normal course of business to mitigate the impact of currency exchange rate risk or interest rate risk, nor are such instruments used for speculative purposes.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income - Years Ended June 30, 2000, 1999, 1998

CONSOLIDATED STATEMENT OF INCOME

Dollars in thousands (except per share amounts)

Years ended June 30                       2000           1999           1998

Net Sales                              $80,914         $79,813        $90,916

Costs and Expenses

Cost of sales                           56,924          57,007         65,871

Research and engineering expenses        3,618           3,638          4,136

Selling and administrative expenses     15,003          13,896         15,263

Merger expenses                          3,219              --             --

Interest expense                           563             797          1,552

Total Costs and Expenses                79,327          75,338         86,822

Income before income taxes               1,587           4,475          4,094

Income tax expense                         785           1,768          1,565

Net Income                                $802          $2,707         $2,529

Net Income per Common Share:
  (Basic and Diluted)                  $   .16         $   .53        $   .50

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets - June 30, 2000 and 1999

CONSOLIDATED BALANCE SHEET

Dollars in thousands

      Years ended June 30                      2000                1999

ASSETS
Current Assets

Cash                                        $   206             $   203
Accounts receivable, net                     12,207              11,304
Inventories, net                             11,140               9,270
Deferred income taxes                         1,104               1,311
Other current assets                          1,938                 652

Total Current Assets                         26,595              22,740

Property, plant and equipment, at cost:
    Land and buildings                       10,992              10,775
    Machinery and equipment                  30,235              28,253

Total property, plant and equipment          41,227              39,028
Less accumulated depreciation
    and amortization                        (26,785)            (24,776)

Property, plant and equipment, net           14,442              14,252

Other assets                                  5,173               4,396

TOTAL ASSETS                                $46,210             $41,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Accounts payable                             $5,788              $3,766
Accrued compensation and other                3,612               4,528
Current portion of long-term debt               249               2,258

Total Current Liabilities                     9,649              10,552

Long-term debt                               10,313               5,987
Deferred income taxes                         1,686               1,375
Other long-term liabilities                   1,856               1,598

TOTAL LIABILITIES                            23,504              19,512

SHAREHOLDERS' EQUITY

Common Stock, $1 par value authorized
    8,000,000 shares, issued 5,077,587 and
    5,071,658 shares                          5,078               5,072
Capital in excess of par value               19,156              19,134
Accumulated deficit                          (1,520)             (2,322)

Total capital and accumulated deficit        22,714              21,884
Less treasury stock, at cost:
    699 shares                                   (8)                 (8)

Total shareholders' equity                   22,706              21,876

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $46,210             $41,388

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows - Years Ended June 30, 2000, 1999, 1998

CONSOLIDATED statement of CASH FLOWS

Dollars in thousands

Years ended June 30                                2000           1999         1998

Cash flows from operating activities:
Net income                                         $802          $2,707       $2,529
Adjustments to reconcile net income
to net cash flows from operating activities:
 Depreciation and amortization                    2,176           2,169        2,158
 Loss on sale/retirement of fixed assets              -              35            5
 Deferred income taxes                              518           1,110        1,332
Change in assets and liabilities:
 Accounts receivable, net                          (903)          1,248        1,467
 Inventories, net                                (1,870)          2,691        1,579
 Other assets                                    (2,017)         (1,079)        (422)
 Accounts payable                                 2,022            (968)      (1,761)
 Accrued compensation and other                    (704)            250          698

Net cash provided from
 operating activities                                24           8,163        7,585

Cash flows from investing activities:

 Additions to property, plant and equipment      (2,366)         (1,345)      (1,255)
 Proceeds from dispositions of fixed assets           -               4           16

Net cash used in investing activities            (2,366)         (1,341)      (1,239)

Cash flows from financing activities:

 Increase of long-term debt                      28,167          19,000       10,960
 Reduction of long-term debt                    (25,850)        (26,342)     (17,133)
 Proceeds from employee stock purchase
  and stock option plans                             28              94           58
 Sale of treasury stock                              --              --           --

Net cash provided from (used in)                  2,345          (7,248)      (6,115)
 financing activities

Net increase (decrease) in cash                       3            (426)         231
Cash at beginning of year                           203             629          398

Cash at end of year                                $206            $203         $629

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
   Interest                                        $541            $780       $1,586
   Income Taxes                                   1,605            $801        $(220)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity - Years Ended June 30, 2000, 1999, 1998

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Dollars in thousands
                                                           Capital
                                             Common          in
                                              stock        excess                         Treasury
                                             $1 par        of par        Accumulated       stock,
                                              value         value          deficit        at cost

Balance June 30, 1997                        $ 5,040       $19,014        $ (7,558)        $  8

Sales of authorized shares:
    Employee Stock Purchase Plan                   4            17
    Employee Savings Plan (401[K])                 7            30

Net income                                                                   2,529

Balance June 30, 1998                        $ 5,051       $19,061         $(5,029)        $  8

Stock options exercised                            7            28

Sales of authorized shares:
    Employee Stock Purchase Plan                   4            13
    Employee Savings Plan (401[K])                10            32

Net income                                                                   2,707

Balance June 30, 1999                        $ 5,072       $19,134         $(2,322)        $  8

Sales of authorized shares:
 Employee Stock Purchase Plan                      2             6
 Employee Savings Plan (401[K])                    4            16

Net Income                                                                     802

Balance June 30, 2000                        $ 5,078       $19,156         $(1,520)        $  8

None of the Company's authorized 500,000 shares of $10 par value preference stock has been issued.

The accompany notes are an integral part of these financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES:

Business

Acme Electric Corporation (the Company) designs, manufactures and markets power conversion equipment for electronic and electrical systems. Principal markets encompass computers, test equipment, information systems, military, aerospace, telecommunications, and a variety of industrial, commercial and residential applications requiring conversion of electrical energy from one useable state to another.

The consolidated financial statements include the Company and its wholly-owned subsidiaries, Acme Electric de Mexico, S. de R.L. de C.V. (Acme Mexico) and Servicios Acme de Mexico, S. de R.L. de C.V. (Servicios Acme). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers the functional currency of the two Mexican subsidiaries to be the U.S. dollar for purposes of foreign currency translation.

Pending Merger

On May 26, 2000, the Company entered into a definitive merger agreement with Key Components LLC (Key Components), under which Key Components agreed to acquire the Company for $9.00 per share in cash plus assumption of debt. Closing of the transaction is conditioned upon the satisfaction of several conditions precedent which have not yet been satisfied, including the mailing of a proxy statement, holding of a special shareholders' meeting and a successful shareholder vote.

The Company is continuing to pursue the transaction with Key Components, but the transaction will not be consummated prior to the October 2, 2000 termination date. On September 18, 2000, Key Components agreed to Acme's request to extend the termination date to November 10, 2000, while asserting that the Company is in breach of the merger agreement and reserving all of its rights thereunder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain prior year balances have been reclassified to conform with the current year presentation.

The major areas in which the Company utilizes estimates include deferred tax assets, reserves for insurance and legal claims, environmental liabilities, customer receivable and inventory obsolescence reserves, product warranty reserves, revenue recognition on long-term contracts, and the net realizable value of certain assets. The amounts contained within these financial statements represent management's best estimate of expected outcomes based on available information. However, the Company realizes that certain events could occur or fail to occur which would impact the estimates by a material amount in the future.

Inventories

Inventories are costed at the lower of cost or market and determined on a FIFO (first in, first out) basis.

Property and Depreciation

Depreciation of property, plant and equipment is computed on the straight-line and the sum-of-the-year's-digits methods over the estimated service lives of the assets. At the time of retirement or other disposition of properties, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. The range of lives used as a basis for calculating depreciation is as follows:

                                                                        Years

Buildings                                                               20-45

Machinery and equipment                                                  5-12

Furniture and fixtures                                                   8-10

Computers and software                                                    3-5

Revenue Recognition

The Company’s operations generally recognize revenue for the sale of their respective products in the period of delivery. The Company does, however, utilize the percentage-of-completion method for long-term contracts in its aerospace business. Revenues or long-term contracts (primarily engineering or development contracts) are recognized on the percentage-of-completion basis, measured by the percentage of material, labor and overhead costs incurred to date to total estimated material, labor and overhead costs for each long-term contract.

Income Taxes

The Company follows the asset and liability approach in accounting for income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial carrying values and the tax bases of the related assets and liabilities and operating loss and tax credit carry forwards.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

2.         ACCOUNTS RECEIVABLE:

Accounts receivables included in the consolidated balance sheets are net of allowances for doubtful accounts of $170,000 and $171,000 at June 30, 2000 and June 30, 1999, respectively.

3.         INVENTORIES:

Dollars in thousands                2000         1999

Raw Material                      $6,165       $5,029

Work in Process                    1,792        1,759

Finished Goods                     3,183        2,482

Total Inventories                $11,140       $9,270

Inventories are reported net of the reserves for obsolescence of $632,000 and $1,217,000 in 2000 and 1999, respectively.

4.         LONG-TERM DEBT:

Dollars in thousands                               2000               1999

Revolving loan                                    $6,717             $1,500

Secured term loan with quarterly
  principal installments of $337,360
  each, and interest paid monthly
  at the lower of prime plus .5% -
  1.0% range, or the Eurodollar
  (London Interbank Eurodollar)
  rate plus 2.1% - 2.6% range, as
  determined by debt-to-worth
  ratio thresholds, through January 2,
  2000.                                                -              1,012

Secured term loan with monthly
  principal installments of $33,333
  each, and interest paid monthly
  at the lower of prime plus .5% -
  1.0% range, or the Eurodollar
  (LIBOR) rate plus 2.1% - 2.6%
  range, as determined by debt-to-
  worth ratio thresholds.  Balance paid
  in full, January 2000.                              -                 833

Secured loan on the Cuba facility
  payable over 20 years with
  monthly payments for the first
  four years of interest only of
  $6,666, with monthly payments
  of $14,120, consisting of
  principal and interest at 4%,
  commenced September 1, 1997,
  and continues over a 16 year period.            1,724               1,822

Secured loan on the Cuba facility
  payable in 36 monthly principal and
  interest payments of $10,146 at 4%,
  commencing October 1, 1998 and 168 monthly
  principal and interest payments of $12,193
  at 7% due through September 2015.               1,383               1,448

Capital lease secured by the business
  information system equipment and a
  $300,000 letter of credit, payable
  in monthly installments of $42,662,
  consisting of principal and
  interest of 10.09%.  Balance paid in full,
  August 1999.                                        -                 673

Capital lease obligation secured by
  related building, machinery and
  equipment at the Cuba facility,
  payable in quarterly principal
  installments of $5,208, with
  interest paid monthly on the
  unpaid balance at the rate of
  prime plus 1.5% due through
  April 1, 2017.                                    365                 385

Other debt                                          373                 572

Total debt                                       10,562               8,245

Current portion                                    (249)             (2,258)

Long-term portion                               $10,313              $5,987

The Company has in place a renegotiated credit agreement with a banking institution, which provides for an unsecured revolving loan and letters of credit up to a maximum of $15,000,000. The revolving loan carries an interest rate equal to the lower of prime, or the London Interbank Eurodollar rate plus .60% to 1.40% range, determined by a debt-to-Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio threshold, with a maturity date of December 31, 2002. The Company pays in quarterly installments a maximum annual commitment fee between 3/8 and 1/4 of 1% per annum on the unused portion. Under the terms of the credit agreement, the Company is required to meet certain restrictive covenants with respect to interest coverage, debt-to-EBITDA, and fixed charge coverage ratios. The covenants further provide for a minimum net worth test and annual maximum capital expenditure and lease commitment thresholds. At June 30, 2000, the Company was in compliance with the covenants under the credit agreement.

During the next five years, long-term debt, excluding the revolving loan, matures as follows: 2001 - $249,000; 2002 - $231,000; 2003 - $223,000; 2004 - $231,000; and 2005 - $241,000.

5.         STOCK OPTION PLANS:

The 1998 Stock Option Plan became effective August 28, 1998. Options are granted at the fair market value on the date of grant and become exercisable in whole, or in such installments, and at such times as may be determined by the Board of Directors. A total of 500,000 shares are available for grant under the Plan.

The 1996 Directors’ Stock Option Plan was adopted on April 29, 1996. Options are granted quarterly to each eligible director in lieu of Director Fees and are exercisable six months after the date of grant. The option price and number of shares optioned are determined by formula to replace the value of cash directors’ fees otherwise due for the preceding quarter. A total of 50,000 shares are available for grant under the Plan.

Options were granted under the 1989 Stock Option Plan at the fair market value on the day preceding the date of the grant and are exercisable in varying amounts through 2007, with vesting at 25% a year from date of grant. Granting of stock options under the 1989 Plan ceased in October 1998.

Options were granted under the 1981 Incentive Stock Option Plan at the fair market value on the day preceding the date of the grant. The 1981 Plan expired in October 1992, and all outstanding options granted under the Plan expired in October 1998.

                                 Weighted           Weighted     1996           Weighted             Weighted
                        1981     Average    1989    Average      Directors'     Average     1998     Average
                        Plan     Exercise   Plan    Exercise     Plan           Exercise    Plan     Exercise
                       Shares    Price      Shares  price        Shares         Price       Shares   Price

Options outstanding
  at June 30, 1997     11,035    $6.83     71,000   $8.20       5,426           $1.97        --      $--
Options granted            --       --     45,000    6.34      11,907            1.80        --       --
Options exercised          --       --       (200)   4.88          --              --        --       --
Options canceled       (2,300)    7.00     (8,000)   8.06          --              --        --       --

Options outstanding
  at June 30, 1998      8,735     6.79    107,800    7.44     17,333   1.85        --        --
Options granted            --       --         --      --     13,537   1.42   105,000      4.00
Options exercised          --       --         --      --     (7,323)            1.61        --      --
Options canceled       (8,735)    6.79    (15,000)   6.21         --               --    (4,000)   4.00

Options outstanding
  at June 30, 1999         --       --     92,800    7.64     23,547   1.68   101,000      4.00
Options granted            --       --         --      --      9,928    1.73   84,500      4.94
Options exercised          --       --         --      --        --       --       --        --
Options canceled           --       --     (3,000)   7.49        --       --   (3,500)     4.40

Options outstanding        --       --     89,800    7.64    33,475   1.70    182,000      4.43
  at June 30, 2000

Options exercisable        --    $0.00     70,300   $8.00    28,583   $1.69    99,000     $4.00
  at June 30, 2000

Exercise prices
  per share                                 $4.88-            $1.28-            $4.00-
                                           $11.25             $2.11             $4.94
Shares available
  for options at
  June 30, 2000            --                  --             9,202           314,500
A summary of stock options at June 30, 2000, follows:

            Options Outstanding                      Options Exercisable
    Range of                  Weighted Average        Weighted Average
    Exercise                    Life   Exercise                 Exercise
    Price($)        Shares   (in years) Price        Shares      Price

$1.28 - 2.11        33,475      8.2     $1.70        28,583      $1.69
        4.00        99,000      8.2      4.00        99,000       4.00
        4.88        20,800      0.8      4.88        20,800       4.88
        4.94        83,000      9.2      4.94            --       4.94
        6.34        39,000      7.2      6.34        19,500       6.34
        11.25       30,000      5.2      11.25       30,000      11.25

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock option plans. Accordingly, no compensation expense was recognized in 2000, 1999, or 1998 for stock option awards made from either the 1998 or the 1989 Stock Option Plans, since the exercise price of the stock options granted under the Stock Option Plan was not less than the fair market value of the Common Stock at date of grant. Compensation expense of $40,000, $45,000, and $50,000 was recognized in 2000, 1999, and 1998, respectively, for stock awards under the 1996 Directors’ Stock Option Plan. Had compensation expense for stock option awards granted from the 1998 and 1989 Plans in 2000, 1999, and 1998 been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:

Dollars in thousands (except per share amounts)

Years ended June 30                            2000        1999        1998

Net income
    As reported                                $802       $2,707      $2,529
    Pro forma                                   646        2,579       2,420

Net income per common share
    As reported                                $.16         $.53        $.50
    Pro forma                                   .13          .51         .48

The Company used the Black Scholes pricing model to estimate the grant date present value of stock options granted in 2000, 1999, and 1998. The estimated value per option averaged approximately $1.92, $1.64, and $2.64 for options granted in 2000, 1999, and 1998, respectively. The values were calculated using the following assumptions: (i) an option term of 5.5 years (representing the estimated period between grant date and exercise date based on historical data); (ii) a risk-free interest rate approximating 6.00%, 4.86%, and 5.99%, in 2000, 1999, and 1998, respectively (representing the yield on a U.S. Treasury Security with remaining term equal to the expected option term); (iii) expected volatility of 47% for 2000, 53% for 1999, and 52% for 1998; (iv) no future dividends paid; and (v) a 30% forfeiture rate used to reflect the estimate of the probability of forfeiture prior to vesting.

The pro forma effects presented above are in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year.

6.         LEASES:

The Company leases certain manufacturing facilities and equipment, described in Note 4, under lease agreements which have been capitalized, and various other equipment under operating leases. Under the terms of the capital leases, the Company has included $0 and $3,254,000 in the cost of property, plant and equipment June 30, 2000, and June 30, 1999, respectively. Accumulated depreciation of such assets was $0 at June 30, 2000, and $1,280,000 at June 30, 1999. Total rental expense under operating leases, which includes the headquarters facility, was $1,053,000, $850,000 and $940,000 in 2000, 1999 and 1998, respectively. Minimum future rental commitments under non-cancelable operating leases are approximately $1,005,000 in 2001, $957,000 in 2002, $919,000 in 2003, $726,000 in 2004, and $261,000 in 2005.

7.         INCOME TAXES:

Income before income taxes consists of:

Dollars in thousands

Years Ended June 30           2000         1999          1998

 U.S.                        $2,232       $4,475        $4,094
 Foreign                       (645)          --            --
                             $1,587       $4,475        $4,094

         The provision for income taxes includes the following:

Dollars in thousands

Years Ended June 30           2000        1999           1998

Current Tax Provision
  Federal                      $189         $556          $216
  State                          78          102            17
  Foreign                        --           --            --

Deferred Tax Provision
  Federal                       561          952         1,073
  State                         133          158           259
  Foreign                      (176)          --            --

Total Provision                $785       $1,768        $1,565

 The provision for income taxes differs from the federal statutory rate of 34% due to the following:

                                             2000         1999        1998

Statutory rate                               34.0%        34.0%       34.0%

State taxes, net of federal benefit           8.8%         3.8%        4.5%

Foreign taxes in excess of statutory rate     2.7%          --          --

Capitalized acquisition costs                 2.6%          --          --

Other                                         1.4%         1.7%        (.3%)

Effective tax rate                           49.5%        39.5%       38.2%

At June 30, the deferred tax assets (liabilities) were comprised of the following:

Dollars in thousands                     2000     1999    1998

Deferred tax assets:

 Accounts receivable                     $67      $62     $264

 Inventory                               636      769      560

 Accrued expenses                        615      723      667

 Restructuring and impairment charges      1      152      314

 Supplemental Executive Retirement       504      444      427

 Other                                   111       89       51

 Loss and credit carry forwards          322      191      742

                                       2,256    2,430    3,025

Deferred tax liabilities:
 Pensions                             (1,836)  (1,542)  (1,160)

 State taxes                             (20)     (65)    (119)

 Property, plant and equipment          (982)    (887)    (700)

                                      (2,838)  (2,494)  (1,979)

Net deferred tax asset (liability)     $(582)    $(64)  $1,046

The Company has certain state loss carry forwards available to offset future taxable income. Portions of the state loss carry forwards, if not used, will begin to expire in 2006.

8.         EARNINGS PER SHARE

The computation of basic earnings per share is reconciled with diluted earnings per share as follows.

Dollars and shares in thousands,
except per share amounts                               2000         1999       1998

Income available to common shareholders                $802       $2,707      $2,529

Basic earnings per share
  Weighted average shares outstanding                 5,075        5,060       5,046
  Basic earnings per share                           $  .16       $  .53      $  .50

Diluted earnings per share
  Weighted average shares outstanding                 5,075        5,060       5,046
  Dilutive effect of:
     Stock options                                       61           31          14

Adjusted weighted average shares
  outstanding                                         5,136        5,091       5,060

Diluted earnings per share                           $  .16       $  .53      $  .50

9.         BENEFIT PLANS:

Net periodic pension expense for the three years ended June 30, 2000, included the following components:

______________________________________________________________________________
                                  Pension Benefits         Other Benefits

Dollars in thousands         2000     1999    1998     2000    1999    1998

Service cost - Benefits
earned during the period   $  693   $  544  $  551   $  87    $ 59     $ 45

Interest cost on projected
benefit obligation          1,566    1,519   1,482    149      138      122

Expected return on
assets                     (2,823)  (2,777) (2,282)    --       --       --

Amortization of transition
obligation (asset)           (135)    (135)   (160)    97       97       97

Actuarial (gain) loss        (336)    (505)   (153)    --       --       --

Amortization of prior
service cost                  347      313     300     37       24        3

Net periodic pension
 (income) expense          $ (688) $(1,041) $ (262)  $370     $318     $267

The Company maintains two non-contributory defined benefit pension plans covering substantially all employees. The formula covering salaried employees provides pension benefits based upon the employee’s individual yearly compensation. Formulas covering hourly employees provide benefits of stated amounts for each year of credited service.

It is the Company’s policy to fund for each qualified plan at least an amount necessary to satisfy the minimum requirements of the Employee Retirement Income Security Act. The amount to be funded is subject to annual review by management and its consulting actuary. In recent years, funding contributions have been restricted due to application of Internal Revenue Code full-funding limitations to one or more of the plans.

The Company also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) and a non-qualified post-retirement benefits plan for certain executive officers of the Company. The SERP provides benefits based upon an executive’s compensation in the last year of service and is reduced by benefits received from the salaried plan. The nonqualified benefits plan provides post retirement health care. Six participants of this plan are retired and receiving payments under the plan.

At June 30, 2000, approximately 1% of the plans’ assets are invested in cash and equivalents, 69% are invested in equities, and the remaining 30% are invested in fixed-income securities and annuities.

Data relating to the funding position of the plans were as follows:

Change in PBO and ABO:

Change in the actuarial Projected Benefit Obligation (PBO) for Pension and SERP Benefits and Accumulated Benefit Obligation (ABO) for Other Post-Retirement Benefits.

_____________________________________________________________________________________
                                            Pension Benefits         Other Benefits
Dollars in Thousands                        2000        1999       2000         1999

PBO/ABO at July 1                         $24,247     $22,467     $2,215       $1,804

Service cost                                  607         544         87           60

Interest cost                               1,566       1,519        149          138

Benefits paid                              (1,501)     (1,652)      (221)        (221)

Plan amendments                               412         193        366          308

Changes in assumptions                      1,461       1,229        137          155

Actuarial (gain) loss                         173         (53)         7          (29)
_____________________________________________________________________________________
PBO/ABO at June 30                        $26,965     $24,247     $2,740       $2,215
_____________________________________________________________________________________

Change in Plan Assets:
_____________________________________________________________________________________
                                            Pension Benefits         Other Benefits
Dollars in Thousands                       2000        1999          2000        1999

Fair value of plan assets
at July 1                                 $33,949    $33,393      $   --       $   --

Service Costs                                 (85)        --          --           --

Actual return on plan assets                7,862      2,152          --           --

Actual distributions                       (1,501)    (1,652)       (221)        (218)

Actual contributions                           --         56         221          218
_____________________________________________________________________________________
Fair value of plan assets
at June 30                                $40,225    $33,949      $    -        $   -
_____________________________________________________________________________________

Reconciliation of Funded Status:
_____________________________________________________________________________________
                                            Pension Benefits         Other Benefits
Dollars in Thousands                       2000       1999          2000         1999

Funded status at June 30                  $13,260     $9,701     $(2,740)     $(2,215)

Unrecognized transition

obligation (asset)                           (121)      (256)        319          416

Unrecognized prior service cost             2,455      2,389         653          324

Unrecognized net (gain) loss              (10,919)    (7,848)        327          184

Minimum liability                              --         --        (281)        (212)
_____________________________________________________________________________________
Prepaid (Accrued) pension cost             $4,675     $3,986     $(1,722)     $(1,503)
_____________________________________________________________________________________

The Company has recorded an intangible asset related to the SERP Plan of $280,828 and $212,328 at June 30, 2000 and 1999, respectively. No additional minimum liability was recognized as a separate component of accumulated other comprehensive income at June 30, 2000 and 1999.

The assumed rates used in the actuarial computations were:

_____________________________________________________________________________________
                                         Pension Benefits         Other Benefits
                                          2000     1999            2000    1999

Discount rate                             7.25%    6.5%            7.25%   6.5%

Average compensation growth               4.5%     4.5%            4.5%    4.5%

Expected return on assets                 8.5%     8.5%            8.5%    N/A
_____________________________________________________________________________________

For measurement purposes, a 5.0% annual trend rate of increase in the cost of covered health care benefits was assumed, with claim costs to increase from .5% to 6.0% per annum, based on age. The rate is assumed to remain the same over later years. A one percentage point change in assumed health care cost trend rates would have the following effects:

________________________________________________________________________________
One Percent Change
Dollars in Thousands                       +1%      -1%

Increase (decrease) in:
Service and interest cost                  $4      $(4)

Accumulated post-retirement
benefit obligation                        $63     $(57)
________________________________________________________________________________

The Company further maintains two 401(k) defined contribution plans, for which it bears the costs of operating, but makes no direct or matching contributions. Eligible employees of the Company may contribute up to 12% of qualified compensation, subject to certain revenue code thresholds. Employees’ accounts are at all times fully vested and nonforfeitable.

The Company, through its Employee Stock Purchase Plan, provides to employees with one or more years of service the opportunity to purchase stock of the Company at 90% of its fair market value, limited to a maximum of 465 shares in any calendar year. The Company has suspended purchase activity in this program pending the Key Components merger transaction.

10.         MAJOR CUSTOMERS:

Power conversion equipment sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology and market strategy. No customer of the Company accounted for more than 10% of sales in fiscal years 2000 or 1999. One customer of the Company accounted for 17.2% of fiscal 1998 sales. No customer accounted for greater than 10% of the Company’s accounts receivable balance at June 30, 2000 or 1999.

11.         SHAREHOLDERS' RIGHTS PLAN:

The Company’s Board of Directors has adopted a shareholders’ rights plan (the “Rights Plan”) and declared a dividend of one Right for each two shares of the Company’s Common Stock outstanding. Each Right entitles the registered holder to purchase one share of Common Stock at a purchase price of $50.00 per share.

In the event that, at any time following distribution of the Rights, (i) the Company is the surviving corporation in a merger with a third party and its Common Stock is not changed or exchanged, (ii) a Person becomes the owner of more than 20% of the then outstanding shares of Common Stock (“Acquiring Person”), (iii) an Acquiring Person engages in one or more “self-dealing” transactions as set forth in the Rights Agreement between the Company and its transfer agent, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person’s ownership interest being increased by more than 1% (e.g., a reverse stock split), each holder of the Rights, other than the Acquiring Person, will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Rights.

Termination of the Rights Plan is a condition to the closing of the merger with Key Components.

12.         COMMITMENTS AND CONTINGENCIES

The Company’s Cuba, NY facility provides security interest to a taxable Industrial Development Revenue Bond (Series B) issued in 1993 by the Allegany County Industrial Development Agency. While the county is responsible to make annual payments against this outstanding debt (approximately $500,000 at June 30, 2000), the Company’s plant acts as a security interest to the Bond holder.

In the normal course of business, certain contingent liabilities are outstanding which are not reflected in the financial statements. The Company does not expect such general contingencies to have a material adverse effect on the Company’s financial position or results of operations in any future reporting period. See also Pending Merger section of Note 1.

13.         SEGMENT REPORTING DISCLOSURES

The Company operates in three business segments: Aerospace, Electronics, and Power Distribution Products. The Company’s reportable segments are strategic business units that offer different products and services to different markets. The segments are managed separately, based on the fundamental differences of their operations. Each business segment has a separate manufacturing facility.

Operations in the Aerospace segment provide design, manufacturing, and support services to the military and commercial aerospace market. Products include battery chargers, power supplies, and battery backup systems for a variety of commercial and military aircraft applications, as well as certain ground-based military applications. The Aerospace segment has a production facility in Tempe, Arizona.

The Electronics segment is focused on the electronic systems integration market and products for the emerging cable industry. The Electronics segment has a production facility in Cuba, New York.

The Power Distribution Products segment provides power conditioning solutions to industrial customers, delivered primarily through electrical distributors and related distribution channels. The core products are industrial transformers and related power conditioning products. The Power Distribution Products segment has its primary production facility in Lumberton, North Carolina and a supportive facility in Monterrey, Mexico.

Typical customers in all segments are well known companies in the aerospace, electronics, and power distribution business.

Total net sales by segment consist entirely of sales to unaffiliated customers. Operating profit does not include the following items: general corporate income and expense, investment income, interest expense, or income taxes. Identifiable assets by segment consist of those assets that are, or will be, used in the segmental operations. Corporate assets consist principally of cash, business enterprise system, deferred taxes, and other assets.

Information by industry segment is as follows:

Dollars in Thousands                  2000            1999            1998

Net Sales
Aerospace                            $9,975         $11,309         $11,190
Electronics                          16,647          19,595          28,708
Power Distribution Products          54,292          48,909          51,018

Combined                            $80,914         $79,813         $90,916

Operating Income (Loss)
Aerospace                              $718         $ 1,036         $   295
Electronics                            (422)           (963)            479
Power Distribution Products           8,795           9,061           9,010

Combined                              9,091           9,134           9,784
General Corporate Expense            (3,722)         (3,862)         (4,138)
Merger Expenses                      (3,219)             --              --
Interest Expense                       (563)           (797)         (1,552)

Earnings Before Income Taxes         $1,587         $ 4,475         $ 4,094

Identifiable Assets
Aerospace                           $ 4,605         $ 4,704         $ 5,218
Electronics                          15,122          15,071          16,831
Power Distribution Products          19,965          15,935          17,145
General Corporate                     6,518           5,678           6,301

Combined                            $46,210         $41,388         $45,495

Depreciation and Amortization
Aerospace                            $  382          $  364          $  377
Electronics                             722             841             881
Power Distribution Products             495             455             421
General Corporate                       577             509             479

Combined                             $2,176          $2,169          $2,158

Capital Expenditures
Aerospace                            $  292          $  263          $  341
Electronics                             393             428             516
Power Distribution Products           1,416             516             266
General Corporate                       265             138             132

Combined                             $2,366          $1,345          $1,255

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with accountants on accounting and financial disclosure matters.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                              Principal Occupation and Business                Shares of
                              Experience During the Past Five                 Common Stock
    Nominee                   Years and Other Directorships                Beneficially Owned
________________________________________________________________________________________________________

Robert D. Batting               Director, President and Chief           Sole Beneficial Ownership: 2,769
Age 59                          Executive Officer, Kenney               Shared Beneficial Ownership:   0
Director Since                  Manufacturing Company, a                Right to Acquire: 9,113.29
1995                            manufacturer of consumer                Percent of Class: .23
                                durable/hardware products,
                                since July 1997.  Prior
                                thereto, Vice President and
                                General Manager, Brown &
                                Sharpe Manufacturing Co.,
                                a manufacturer of industrial
                                measurement devices, since
                                1995.  Prior thereto,
                                President, Clearing/Niagara,
                                Inc., a manufacturer of
                                industrial press equipment,
                                since 1991.

Robert T. Brady                 Director, Chairman, President          Sole Beneficial Ownership: 1,465
Age 59                          and Chief Executive Officer,           Shared Beneficial Ownership: 300
Director Since                  Moog Inc., manufacturer of             Right to Acquire: 14,417.11
1988                            fluid controls for aerospace           Percent of Class: .32
                                and industrial applications,
                                since 1996. Director,
                                Astronics Corporation, M&T
                                Bank Corp., Seneca
                                Foods Corp., National Fuel
                                Gas Company.

Randall L. Clark                Chairman, Dunn Tire                    Sole Beneficial Ownership: 2,624
Age 57                          Corporation, tire                      Shared Beneficial Ownership:   0
Director Since                  distribution company,                  Right to Acquire: 10,258.27
1995                            since 1996.  Principal,                Percent of Class: .25
                                Buffalo Ventures, Inc.,
                                investment banking company
                                since 1996.  Prior thereto,
                                Executive Vice President
                                and Chief Operating Officer,
                                Pratt & Lambert United, Inc.,
                                a manufacturer of paints
                                and chemical products, from
                                1992 until 1995.

Terry M. Manon                  Senior Vice President, Air            Sole Beneficial Ownership: 1,465
Age 49   Handling               Products, Trane                       Shared Beneficial Ownership:   0
Director Since                  Company, manufacturer of              Right to Acquire: 10,417.11
1994                            air handling systems, since           Percent of Class: .23
                                1996.  Prior thereto, Vice
                                President, Air Handling
                                Systems Division, Trane
                                Company, since 1987.

Robert J. McKenna               Chairman, President and               Sole Beneficial Ownership: 20,991
Age 52                          Chief Executive Officer of            Shared Beneficial Ownership:   *0
Director Since                  Acme Electric Corporation,            Right to Acquire: 62,500
1993                            since 1994.  Director,                Percent of Class: 1.64
                                Astronics Corporation

John B. Drenning, Esq.          Partner, Hodgson Russ Andrews         Sole Beneficial Ownership: 1,000
Age 63                          Woods & Goodyear, LLP,                Shared Beneficial Ownership: 0
Secretary Since                 attorneys, since January 2000,        Right to Acquire:  0
1997                            previously partner in Phillips,       Percent of Class: .02
                                Lytle, Hitchcock, Blaine, &
                                Huber LLP, attorneys, since 1990.

Michael A. Simon                Prior to assuming the position        Sole Beneficial Ownership: 2,370
Age 43                          currently held in August 1997,        Shared Beneficial Ownership: 0
Corporate Controller and        served as Controller since 1992.      Right to Acquire:  3,500
Assistant Secretary                                                   Percent of Class: .12

Daniel K. Corwin                Prior to assuming the position        Sole Beneficial Ownership: 0
Age 53                          currently held in April 1997,         Shared Beneficial Ownership: 5,882
Vice President and General      served as Vice President and          Right to Acquire:  25,500
Manager, Electronics Division;  Chief Financial Officer since         Percent of Class:  .62
Treasurer                       August 1994.

Nicola T. Arena                 Prior to assuming the position        Sole Beneficial Ownership: 0
Age 51                          currently held in February 1996,      Shared Beneficial Ownership: 1,730
Vice President and General      served as Director of Sales and       Right to Acquire: 12,500
Manager, Power Distribution     Marketing for Aeroquip Corporation    Percent of Class: .28
Products Division               since 1991.

John E. Gleason                Prior to assuming the position         Sole Beneficial Ownership: 6,481
Age 53                         currently held in April 1997,          Shared Beneficial Ownership:   0
Vice President and General     served as Acting Manager of the        Right to Acquire: 20,500
Manager, Aerospace Division    Aerospace Division and Vice            Percent of Class: .53
                               President and General Manager
                               of the Electronics Division
                               since August 1996.  Prior
                               thereto, served as Vice
                               President and General Manager
                               of the Electronics Division
                               since May 1993.

All Executive Officers                                                Sole Beneficial Ownership:  36,795
and Directors as a                                                    Shared Beneficial Ownership: 7,912
Group (10 Persons)                                                    Right to Acquire:**169,705.78
                                                                      Percent of Class:4.22

*Does not include 80,000 shares held in the Company’s Retirement Plan for Employees of the Company (see Pension Plan) as to which shares Mr. McKenna has shared voting and investment powers in his capacity as Chairman of the Pension Committee.

**Includes shares which are exercisable under the 1989 Stock Option Plan, the 1996 Directors’ Stock Option Plan, and 1998 Stock Option Plan.

Each non-employee member of the Board of Directors receives payment in the form of stock options under the 1996 Directors’ Stock Option Plan. Each quarter non-employee directors are entitled to receive an option to purchase shares of the Common Stock of the Company at 30% of the fair market value of such shares when the option is granted. The number of shares subject to each option is determined by dividing the nominal amount of quarterly fees of $2,500 by 70% of the fair market value of each share. Fair market value is the average of the high and low sales prices of a share on the NASDAQ Market on the most recent prior trading day. In addition, non-employee directors are eligible to be selected as participants in the 1998 Stock Option Plan. During fiscal 2000, options to purchase 1,500 shares of the Common Stock at an exercise price of $4.9375 per share were granted to each non-employee director. Effective May 2000, the Company suspended the granting of new options due to the pending merger transaction with Key Components, and subsequently compensated the non-employee members of the Board of Directors by cash payment of $2,500 per quarter.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

                                                                Long Term Compensation
                                    Annual Compensation                Awards          Payouts
                                                     Other     Restricted  Securities
                       Fiscal                        Annual       Stock    Underlying   LTIP       All Other
    Name and            Year   Salary   Bonus(1) Compensation(2) Award(s)  Options(3) Payouts(4) Compensation(5)
Principal Position      End     ($)       ($)         ($)          ($)        (#)       ($)           ($)
________________________________________________________________________________________________________________

R.J. McKenna          6/30/00  295,000  110,203       ---          ---      35,000      ---          2,860
  Chairman/           6/30/99  287,000  123,008       ---          ---      45,000      ---          2,592
  President/CEO       6/30/98  278,000  138,374       ---          ---      15,000      ---          1,566

D.K. Corwin           6/30/00  165,000      ---       ---          ---       7,500      ---          1,302
  V.President/GM      6/30/99  160,000      ---       ---          ---      10,000      ---          1,697
  Electronics Div.    6/30/98  155,189   46,347       ---          ---       5,000      ---          1,612

J.E. Gleason          6/30/00  142,835      ---       ---          ---       7,500      ---          1,278
  V.President/GM      6/30/99  138,701   55,480    50,005          ---      10,000      ---          1,176
  Aerospace Div.      6/30/98  134,645   53,858       ---          ---       5,000      ---            599

N.T. Arena            6/30/00  138,500      ---       ---          ---       7,500      ---          1,055
  V.President/GM      6/30/99  134,000    4,922       ---          ---      10,000      ---          1,376
  Power Distribution  6/30/98  130,000      ---       ---          ---       5,000      ---            607
  Products Division

1.         Bonuses accrued at June 30 and paid within the subsequent ninety-day period.

2.         Annual perquisites with aggregate value exceeding 10 percent of salary and bonus. Amount reported includes relocation reimbursement of $42,171.

3.         All grants were incentive stock options granted under the Company's 1998 or 1989 Stock Option Plans based on fiscal 1999, 1998 and 1997 Company performance.

4.         The Company has no long-term incentive plans.

5.         The amounts reflected in this column are the value of group term-life insurance. The Company has not contributed to any defined contribution plans.

Option Grants in Last Fiscal Year
                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                                                                 Annual Rates of Stock
                                                                                 Price Appreciation for
                                  Individual Grants                                  Option Term

                  Number of        % of Total
                  Securities       Options
                  Underlying       Granted to       Exercise
                  Options          Employees        or Base
                  Granted          in Fiscal        Price         Expiration
    Name           (#)(1),(2)        Year           ($/Sh)          Date          5% ($)   10% ($)
__________________________________________________________________________________________________

R.J. McKenna      35,000             44.6%        $4.9375        08/31/2009      108,682  275,419

D.K. Corwin        7,500              9.6%        $4.9375        08/31/2009       23,289   59,018

J.E. Gleason      7,500               9.6%        $4.9375        08/31/2009       23,289   59,018

N.T. Arena        7,500               9.6%        $4.9375        08/31/2009       23,289   59,018

1.        The Company does not have a stock appreciation rights plan.

2.        Options became 50% exercisable on September 1, 2000, and 100% exercisable on September 1, 2001.

Aggregated Option Exercises In Last Fiscal Year And F/Y-End Option Values
             Shares Acquired    Value      Number of Unexercised    Value of Unexercised In-the-Money
               on Exercise     Realized    Options at F/Y-End (#)         Options at F/Y-End ($)
    Name          (#)           ($)      Exercisable/Unexercisable     Exercisable/Unexercisable

R.J. McKenna      None           ---          62,500/42,500              $225,234/$146,171

D.K. Corwin       None           ---          25,500/10,000                $81,953/$33,359

J.E. Gleason      None           ---          20,500/10,000                $63,203/$33,359

N.T. Arena        None           ---          12,500/10,000                $51,953/$33,359

EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. McKenna has a three-year employment agreement with the Company. Each of Messrs. Corwin, Gleason and Arena has a two-year employment agreement. The terms of the agreements are automatically extended unless either party gives timely notice to the other not to extend. Under the agreements, the executives receive a base salary, plus bonus, as determined by the Board of Directors. In the event of a breach of agreement by the Company following a change in control of the Company (as defined in the agreement), each is entitled to receive, for the remainder of the term of his agreement, an amount equal to his base salary at the time of breach plus a bonus. In addition, each is entitled to receive continued medical, dental, and disability and life insurance benefits for life or until he accepts other full-time employment. Over the term of each agreement, contributions will continue to be made on behalf of each officer to the Company’s Pension Plan for Salaried Employees and, in the case of Messrs. McKenna and Corwin, to the Supplemental Executive Retirement Plan. Mr. McKenna is also entitled to severance benefits equivalent to six months’ salary (except for termination for cause) and to the continuation of certain other benefits during the remainder of the term of his agreement. Under the agreements, the officers must preserve confidential Company information and refrain from any activities that may compete with the Company’s business.

1996 DIRECTORS’ STOCK OPTION PLAN

The 1996 Directors’ Stock Option Plan (the “1996 Plan”) was approved by the Company’s shareholders on October 31, 1996. The purpose of the 1996 Plan is to facilitate ownership in the Company by non-employee directors of the Company by providing them with a convenient means to purchase Common Stock of the Company and, thereby, to share in its progress and success. Currently, four directors participate in the 1996 Plan.

The grant of options under the 1996 Plan occurs automatically on the first day of each quarter of a calendar year to each eligible director in lieu of director fees attributable to service as a director during such quarter. A total of 50,000 shares of Common Stock are available for grant under the 1996 Plan.

The purchase price of each share of Common Stock subject to an option is equal to 30% of the fair market value (determined as provided in the 1996 Plan) of a share of Common Stock on the date the option is granted. The number of shares of Common Stock subject to the option will be equal to the director fees for the preceding quarter, divided by 70% of the fair market value of a share of Common Stock on the date the option is granted. The discount amount for the number of shares granted replaces the value of the cash director fees that would otherwise be due. Each eligible director will accrue director fees of $2,500 each quarter for credit toward the grant of options under the 1996 Plan.

An option becomes exercisable in full six months after the date of grant, and, to the extent not previously exercised, will expire ten years after the date of grant or, in some cases, earlier pursuant to provisions in the 1996 Plan relating to a director’s termination of service.

Each option will be evidenced by a written option agreement executed by the Company and the director. Stock must be paid for in full in cash when purchased upon the exercise of options. Upon exercise, the optionee will recognize ordinary income in an amount equal to the excess of the fair market value of the Common Stock over the purchase price, and the Company will be entitled to a deduction in the same amount.

Options are not transferable other than by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended. Effective May 2000, the Company suspended the granting of new options due to the pending merger transaction with Key Components.

1998 STOCK OPTION PLAN

The 1998 Stock Option Plan (the “1998 Plan”) was approved by the Company’s shareholders on October 30, 1998. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing a long-term incentive compensation program that will be an incentive to key employees and non-employee directors of the Company and its subsidiaries whose contributions are important to the continued success of the Company and its subsidiaries and enhance their ability to attract and retain in their employ and as directors highly qualified persons for the successful conduct of their businesses.

Under the 1998 Stock Option Plan, certain individuals are granted, for a period of up to ten years, beginning with the date of the grant, options to purchase specified amounts of the Company’s Common Stock for 100% of the fair market value of the stock, subject to option, on the date of the Option’s grant. A total of 500,000 shares of Common Stock are available for grant of options under the Plan.

Effective May 2000, the Company suspended the granting of new options due to the pending merger transaction with Key Components.

PENSION PLAN

Executive officers of the Company, including those named in the Summary Compensation Table, are covered by the Retirement Plan for Employees of the Company (“Pension Plan”). Messrs. McKenna and Corwin are also covered by the Supplemental Executive Retirement Plan (“Supplemental Plan”). These Plans provide for regular monthly payments to retirees. Normal retirement age under the Plans is 65. The Plans also provide for early and disability retirement. The normal monthly retirement benefit is reduced by up to one-half of one percent for each month between the date benefits begin and a participant’s normal retirement date in the event of early retirement. The disability retirement benefit is the benefit accrued by a participant to the disability retirement date. Benefits are not subject to any deduction for Social Security or other payments. The cost of the Plans is borne by the Company.

The normal retirement benefit under the Pension Plan is one percent of the average monthly base salary for each year of credited service at December 31, 1991, plus 1.5 percent of monthly W-2 wages earned in each year of credited service after December 31, 1991. The Internal Revenue Code of 1986, as amended, limits the amount of benefits payable under the Pension Plan, as well as the amount of compensation used to determine those benefits. For benefits accruing in plan years beginning after 1997, no more than $160,000 (indexed for inflation) in annual compensation may be taken into account. This threshold was indexed to $170,000 effective January 1, 2000.

The annual monthly retirement benefit under the Supplemental Plan is one-twelfth of the product of two percent of annual base salary at retirement multiplied by years of credited service to a maximum of 30 years, less the benefit payable under the Pension Plan. The benefits of certain individuals covered by the Supplemental Plan may be subject to limitations. The table below illustrates the maximum total amount of annual pension payments, with the qualified plan portion computed on a straight life annuity basis, and the supplemental portion calculated on a 100% Joint and Survivor basis, under both the Pension Plan and the Supplemental Plan for an employee whose annual base salary at retirement and years of service are as specified:

 Base Salary and Bonus         10 Years         20 Years        30 Years
    at Retirement             of Service       of Service      of Service
     $ 55,000                  $11,000          $ 22,000        $ 33,000
       90,000                   18,000            36,000          54,000
      140,000                   28,000            56,000          84,000
      190,000                   38,000            76,000         114,000
      250,000                   50,000           100,000         150,000
      300,000                   60,000           120,000         180,000
      350,000                   70,000           140,000         210,000

The term "base salary and bonus" used in the above table refers to the columns of the Summary Compensation Table on page 42 labeled "Salary" and "Bonus".

For the purpose of determining the pension benefits payable under the Pension Plan and the Supplemental Plan, estimated years of credited service as of the end of the calendar year 1999 covered by the Plans for executive officers named in the Summary Compensation Table are as follows: Mr. McKenna, 7 years; Mr. Corwin, 28 years; Mr. Gleason, 32 years; and Mr. Arena, 4 years.

The estimated annual benefits payable under the Pension Plan upon retirement at normal retirement age for Messrs. Gleason and Arena are $63,000 and $39,000, respectively. The combined estimated annual benefits payable under the Pension Plan and the Supplemental Plan upon retirement at normal retirement age for Messrs. McKenna and Corwin are $177,000 and $122,000, respectively. The above annual benefits were computed on a straight life annuity basis for the qualified plan, 100% Joint and Survivor basis for the Supplemental Plan portion and assume continued employment to age 65 with no increase in compensation covered by the Plans.

Benefits are presently being paid to some individuals covered under the Supplemental Plan. The Company has purchased, and is the beneficiary of, insurance on the lives of participants under the Supplemental Plan. The proceeds of the policies will reimburse the Company for some or all costs, including Supplemental Plan benefits, insurance premiums and a factor for the use of the Company's money. It is expected that the Supplemental Plan will aid the Company in continuing to retain and motivate key employees. Messrs. McKenna and Corwin will be eligible to receive benefits under the Supplemental Plan.

EMPLOYEE SAVINGS AND PROTECTION PLAN

Employees of the Company are eligible to participate in the Company's Employee Savings and Protection Plan on the first of the month following employment. Under the Plan, participants may contribute up to twelve (12) percent of their gross earnings for investment in cash, stock and mutual investment funds. The Company bears the cost of operating the Plan, but does not make matching contributions.

REPORT OF THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

The Compensation Committee of the Board of Directors is made up of only outside directors and oversees the Company’s executive compensation programs. After consideration of the Committee’s recommendations, the full Board of Directors reviews and approves the salaries of all elected officers. Any directors who are full-time employees are excused from voting on their own compensation. The Committee also oversees the other elements of executive compensation, including annual incentive awards and stock options.

General Philosophy

The philosophy of the Company is that annual compensation should adjust to Company performance, and long-term incentives should align with creating shareholder value. The Committee believes that operating criteria should determine annual cash incentive compensation, and market-based criteria, as measured by the market price of the Company’s Common Stock, are better tied to performance periods longer than a year. Individual compensation should reflect operating unit performance for division executives and Company performance for selected elected officers, with the purpose being to attract and retain qualified executives.

Salaries

Salaries are based upon a commercially available study of the durable goods manufacturing sector for companies of a similar size. Salary payments are primarily intended to reward current and past performance based upon job experiences and comparison to peers both inside and outside the Company.

Annual Incentive Awards

Annual incentive awards are designed to motivate and reward the individual for personal contributions to the success of the Company. The Executive Incentive Plan (EIP) rewards selected elected officers based upon return on equity. A minimum threshold based on recognized financial return rates, which incorporate investment risk, must be met before any payments are made. A percentage of pre-tax earnings above the threshold is distributed as a percentage of base salary.

The Board of Directors can also make individual awards based on their assessment of contributions to the tactical and strategic goals set by the Chief Executive Officer and approved by them at the beginning of the year.

The Management Incentive Plan (MIP) rewards key managers and officers based upon their respective division’s operating profit, net asset utilization and sales growth. The MIP pays only for improvement and is distributed as a percentage of base salary. The MIP has a maximum allowable payout of 40% of salary.

Every other employee of the Company participates in an annual incentive plan.

Stock Options

Stock options accomplish the objective of further motivating executives to create shareholder value. Options are reviewed on an annual basis. Options are granted with an exercise price equal to the closing price of Acme stock on the day of the grant, creating recipient value only as the stock increases in market price. Stock options granted under 1998 Stock Option Plan to certain executive officers in fiscal year 2000 are shown in the table of Option Grants in Last Fiscal Year on page 42. With the approval of the 1998 Stock Option Plan by the shareholders at the 1998 Annual Meeting of Shareholders, the granting of options under the 1989 Stock Option Plan ceased. The granting of any new stock options was suspended in May 2000, due to the pending merger transaction.

Compensation of the Chief Executive Officer

The Chief Executive Officer’s salary was determined by the Committee, in accordance with the above stated philosophy.

An incentive payment was made to the CEO based on fiscal 2000 earnings exceeding the required return threshold on beginning shareholder equity, as established by the Board of Directors.

The Committee believes that both annual and long-term compensation for the last three years reflect this statement on philosophy.

Submitted by the Compensation Committee: Robert D. Batting Robert T. Brady Randall L. Clark

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Batting, Brady and Clark served on the Compensation Committee of the Board of Directors during fiscal 2000. There are no "interlocks" required to be described with respect to any director who served as a member of the Compensation Committee in fiscal 2000.

PERFORMANCE GRAPH
                        Comparison of 5-Year Cumulative Total Return

                                     ANNUAL RETURN PERCENTAGE
                                          Years Ending

                           June 96   June 97  June 98  June 99  June 00
Acme Electric Corp.        -75.00    -13.11   -27.37    13.01    58.61
S & P 500 Index             26.00     34.70    30.16    22.76     7.25
Peer Group                  14.53     43.29     0.87    55.68    70.01

                                         INDEXED RETURNS
                                          Years Ending
                    Base
                    Period
                    June 95  June 96  June 97  June 98   June 99   June 00

Acme Electric Corp.  100       25.00    21.72    15.78     17.83     28.28
S & P 500 Index      100      126.00   169.72   220.91    271.18    290.84
Peer Group           100      114.53   164.10   165.53    257.70    438.12

Peer Companies:   Advanced Micro Devices    Nat'l Semiconductor Corp.
                  EG&G Inc.                 PE Corp.
                  Emerson Electric Co.      Raychem Corp.
                  Hewlett-Packard Co.       E-Systems
                  Honeywell Inc.            SL Industries Inc.
                  Hubbell Inc.-CL B         Tektronix Inc.
                  Intel Corp.               Texas Instruments Inc.
                  Loral Corp.               Thomas & Betts Corp
                  Motorola Inc.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 10.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain transactions have been referenced under Item 11. There are no other applicable relationships or related transactions.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                   See item 8 - Financial Statements and Supplemental Data.

         2.       Financial Statement Schedules

                  See the accompanying Financial Statement Schedules.

         3.       Exhibits                                        Incorporation by Reference

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

                   4      Rights Agreement between                Exhibit 1 to Registration Statement
                          Acme Electric Corporation and           on Form 8-A filed November 15,
                          American Stock Transfer and             1993.
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
                          1996 Directors' Stock Option            filed under Schedule 14A,
                          Plan*                                   September 18, 1996.

                  10c     Acme Electric Corporation               Definitive Proxy Statement
                          1998 Stock Option Plan*                 filed under Schedule 14A,
                                                                  September 16, 1998.

                  10d     Employment Agreement                    Exhibit 10.1 to Report on
                          effective February 1, 1999,             Form 10-Q for Quarter Ended
                          as amended March 17, 2000,              January 2, 1999, and Exhibit 10.1 on
                          between Robert J. McKenna               Form 10-Q for Quarter Ended
                          and Acme Electric Corporation*          April 1, 2000.

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
                          and Acme Electric Corporation*

                  10i     Acme Electric Supplemental              Exhibit 10.2 to Report on
                          Retirement Plan Trust dated             Form 10-Q for Quarter Ended
                          March 30, 2000, between Acme            April 1, 2000.
                          Electric Corporation and
                          John B. Drenning as Trustee.

                  11      Statement re. computation of           See Item 8 of this document.
                          per share earnings

                  23      Consent of Independent                 Filed herewith.
                          Accountants

                  27      Financial Data Schedule

                  *Management contract or compensatory plan or arrangement.

                  (b)     Reports on Form 8-K

                          A current Report on Form 8-K was filed on April 27, 2000
                          attaching a press release reporting the execution of the
                          merger agreement between Acme and Miranda Holdings, Inc.
                          an affiliate of Strategic Investments and Holdings, Inc.

                          A current Report on Form 8-K was filed on May 5, 2000
                          to announce an increase in the merger consideration
                          payable under the merger agreement with Miranda Holdings.

                          A current Report on Form 8-K was filed on June 1, 2000
                          to announce the termination of the merger agreement
                          with Miranda Holdings and the execution of a merger
                          agreement with Key Components LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME ELECTRIC CORPORATION
By:  /s/ Robert J. McKenna            Date: September 28, 2000
     Robert J. McKenna
     Chairman, President and
     Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Michael A. Simon             Date:  September 28, 2000
     Michael A. Simon
     Corporate Controller and
     Assistant Secretary
     (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature and Title                                Date

/s/Robert D. Batting                                  September 28, 2000
Robert D. Batting           Director

/s/Robert T. Brady                                    September 28, 2000
Robert T. Brady             Director

/s/Randall L. Clark                                   September 28, 2000
Randall L. Clark            Director

/s/Terry M. Manon                                     September 28, 2000
Terry M. Manon              Director

/s/Robert D. McKenna                                  September 28, 2000
Robert J. McKenna           Director

ACME ELECTRIC CORPORATION

FINANCIAL STATEMENT SCHEDULES

2000, 1999 AND 1998

         Report of independent accountants             Filed herewith

         Valuation and qualifying accounts and         Filed herewith
            reserves (Schedule VIII)

         Consents of independent accountants           Filed herewith

Report of Independent Accountants

To the Board of Directors of Acme
Electric Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material aspects, the financial position of Acme Electric Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the company has entered into a merger agreement with Key Components LLC.

PricewaterhouseCoopers LLP
Buffalo, New York
August 10, 2000, except for the Pending Merger section of Note 1, which is as of September 18, 2000.

ACME ELECTRIC CORPORATION

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(000‘s Omitted)

                                                              Additions        Additions
                                          Balance At        (Deductions)     (Deductions)      Deductions       Balance
                                          Beginning           Cost and           Other            From          At End
                                           Of Year             Expense         Accounts         Reserves        Of Year

Fiscal year ended June 30, 2000
 Reserve deducted from assets:
 Allowance for doubtful accounts          $  171              $    54           $   -            $   55         $  170
 Inventory obsolescence and
  impairment reserve                      $1,217              $   357           $   -            $  942         $  632

Fiscal year ended June 30, 1999
 Reserve deducted from assets:
 Allowance for doubtful accounts          $  466              $ (145)           $   -           $  150          $  171
 Inventory obsolescence and
  impairment reserve                      $  781              $  502            $   -           $   66          $1,217

Fiscal year ended June 30, 1998
         Reserve deducted from assets:
         Allowance for doubtful accounts  $  523              $  70             $   -           $  127          $  466
         Inventory obsolescence and
           impairment reserve             $  546              $ 582             $   -           $  347          $  781