Form 10-Q
period 2000-09-30
ACME ELECTRIC CORP
filed 2000-11-07
CIK 2070

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

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

(1) YES    X       NO ____

(2) YES    X      NO ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at September 30, 2000
Common Stock, Par Value $1.00 Per Share                    5,077,587

ACME ELECTRIC CORPORATION

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

                                                               Unaudited            Audited
                                                            September 30, 2000   June 30, 2000
                                                                (000's)             (000's)
ASSETS
Current Assets:
         Cash                                               $     552            $     206
         Accounts receivable, net                              13,040               12,207
         Inventories, net                                      12,969               11,140
         Deferred income taxes                                  1,104                1,104
         Other current assets                                   3,095                1,938
                                                             --------             --------
           Total current assets                                30,760               26,595
                                                             --------             --------
Property, plant and equipment, at cost                         41,532               41,227
         Less accumulated depreciation                        (27,282)             (26,785)
                                                             --------             --------
           Total property, plant & equipment, net              14,250               14,442
                                                             --------             --------
Other Assets                                                    5,313                5,173

Total Assets                                                  $50,323              $46,210
                                                             ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                    $  6,650             $  5,788
         Accrued compensation and other                         3,747                3,612
         Current portion of long-term debt                        243                  249
                                                             --------             --------
           Total current liabilities                           10,640                9,649
Long-term debt                                                 12,154               10,313
Deferred Income Taxes                                           1,686                1,686
Other long-term liabilities                                     1,906                1,856
                                                             --------             --------
Total Liabilities                                              26,386               23,504
                                                             --------             --------
Shareholders' Equity:
         Common stock, Par Value $1.00
         Authorized 8,000,000 shares
         Issued 5,077,587 and 5,077,587 shares                  5,078                5,078

         Capital in excess of par value                        19,156               19,156

         Accumulated deficit                                     (289)              (1,520)
         Less:  Treasury stock at cost
                (699 Shares)                                       (8)                  (8)
                                                             --------             --------
         Total Shareholders' Equity                            23,937               22,706
                                                             --------             --------
Total Liabilities and Shareholders' Equity                  $  50,323            $  46,210
                                                             ========             ========

See accompanying Notes to Financial Statements.

ACME ELECTRIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                               13 Weeks Ended         13 Weeks Ended
                                              September 30, 2000      October 2, 1999
                                                   (000's)                (000's)

NET SALES                                         $21,069                 $19,271
                                                  -------                 -------
COSTS AND EXPENSES:
         Cost of Sales                             14,859                  13,398
         Research and Engineering Expenses          1,009                     895
         Selling and Administrative Expenses        3,224                   3,289
         Interest Expense                             188                     119
                                                  -------                 -------
           TOTAL COSTS AND EXPENSES                19,280                  17,701
                                                  -------                 -------
INCOME BEFORE TAXES                                 1,789                   1,570

INCOME TAX EXPENSE                                    550                     628
                                                  -------                 -------
NET INCOME                                       $  1,239                $    942
                                                  =======                 =======
Weighted Average Number of
         Shares Outstanding Used
         to Compute Net Income per
         Common Share:

           Basic                                    5,077                   5,072
           Incremental Shares from
             assumed conversion of
             stock options                            114                      49
                                                  -------                 -------
           Diluted                                  5,191                   5,121
                                                  =======                 =======
NET INCOME PER COMMON SHARE
         Basic                                       $.24                    $.19
                                                  =======                 =======
         Diluted                                     $.24                    $.18
                                                  =======                 =======

See accompanying Notes to Financial Statements

ACME ELECTRIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                            13 Weeks Ended          13 Weeks Ended
                                                          September 30, 2000       October 2, 1999
                                                                (000's)                (000's)

Cash flows from operating activities:

Net Income                                                 $    1,239                $    942
Adjustments to reconcile net income to net
         cash flows from operating activities:
         Depreciation and amortization                            497                     532

Change in assets and liabilities:
         Accounts receivable, net                                (833)                 (1,063)
         Inventories, net                                      (1,829)                 (1,198)
         Deferred taxes and other assets                       (1,297)                   (192)
         Accounts payable                                         862                   1,198
         Accrued compensation and other                           185                    (384)
                                                            ---------                 -------
Net cash used in operating activities                          (1,176)                   (165)
                                                            ---------                 -------
Cash flows from investing activities:
         Additions to property, plant and equipment              (313)                   (423)
                                                            ---------                 -------
Net cash used in investing activities                            (313)                   (423)
                                                            ---------                 -------
Cash flows from financing activities:
         Increase (decrease) of borrowings, net                 1,835                     593
         Proceeds from employee stock purchase
           and stock options plans                                 --                      10
                                                            ---------                 -------
Net cash provided from financing activities                     1,835                     603
                                                            ---------                 -------
Net increase in cash                                              346                      15

Cash at beginning of period                                       206                     203
                                                            ---------                 -------
Cash at end of period                                      $      552                $    218
                                                            =========                 =======

See accompanying Notes to Financial Statements.

ACME ELECTRIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      The Consolidated Balance Sheet of Acme Electric Corporation (“Registrant”) at September 30, 2000, the Consolidated Statement of Income for the thirteen-week periods ended September 30, 2000, and October 2, 1999, and the Consolidated Statement of Cash Flows for the thirteen-week periods ended September 30, 2000, and October 2, 1999, include all adjustments necessary for a fair representation of the results for such periods. The unaudited financial data included herein was compiled in accordance with the “Summary of Significant Accounting Principles and Practices” (Note 1 of Notes to Financial Statements) contained in the Registrant’s 2000 Annual Report filed on Form 10-K.

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

Pending Merger

On May 26, 2000, the Company entered into a definitive merger agreement (subsequently amended on September 18, 2000 and again on October 6, 2000) with Key Components LLC (Key Components), under which Key Components agreed to acquire the Company for $9.00 per share in cash plus assumption of debt. Closing of the transaction is conditioned upon the satisfaction of holding of a special shareholders’ meeting and a successful shareholder vote. Proxies were mailed on October 13, 2000 to shareholders of record as of October 6, 2000, to vote on this merger, with the special meeting of shareholders of Acme to be held on November 16, 2000.

2.      Accounts receivables included in the Consolidated Balance Sheet are as follows:

                                  September 30, 2000    June 30, 2000
                                      ($000's)            ($000's)

         Accounts receivable           $13,210             $12,377
           Less allowance for
           doubtful accounts               170                 170
                                        ------              ------
                                       $13,040             $12,207
                                        ======              ======

3.      Inventories included in the Consolidated Balance Sheet are as follows:

                                  September 30, 2000    June 30, 2000
                                        ($000's)           ($000's)

         Raw Material                 $  7,740              $6,165
         Work-In-Process                 2,039               1,792
         Finished Goods                  3,190               3,183
                                        ------              ------
                                       $12,969             $11,140
                                        ======              ======

Inventories are reported net of reserves for obsolescence of $627,000 and $632,000 at September 30 and June 30, respectively.

4.       Segment Reporting Disclosures

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

Information by industry segment is as follows (dollars in thousands):

                                                   13 Weeks                 13 Weeks
                                                     Ended                    Ended
                                              September 30, 2000         October 2, 1999

         Net Sales

           Aerospace                              $  2,158                  $  2,468
           Electronics                               4,463                     3,668
           Power Distribution Products              14,448                    13,135
                                                   -------                   -------
         Combined                                   21,069                    19,271
                                                   -------                   -------
         Operating Income (Loss)
           Aerospace                                   150                       219
           Electronics                                (91)                     (349)
           Power Distribution Products               2,371                     2,551
                                                   -------                   -------
         Combined                                    2,430                     2,421

         General Corporate Expense                   (453)                     (732)
         Interest Expense                            (188)                     (119)
                                                   -------                   -------
         Earnings Before Income Taxes             $  1,789                  $  1,570
                                                   =======                   =======
         Identifiable Assets
           Aerospace                              $  4,489                  $  4,962
           Electronics                              16,355                    15,787
           Power Distribution Products              21,810                    17,504
           General Corporate                         7,669                     5,494
                                                   -------                   -------
         Combined                                 $ 50,323                  $ 43,747
                                                   =======                   =======
         Depreciation and Amortization
           Aerospace                              $     64                  $     97
           Electronics                                 166                       176
           Power Distribution Products                 132                       117
           General Corporate                           135                       142
                                                   -------                   -------
         Combined                                 $    497                  $    532
                                                   =======                   =======
         Capital Expenditures
           Aerospace                              $     63                  $     92
           Electronics                                 173                        42
           Power Distribution Products                  72                       133
           General Corporate                             5                       156
                                                   -------                   -------
         Combined                                 $    313                  $    423
                                                   =======                   =======

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Registrant’s financial condition and results of operations during the periods included in the accompanying financial statements.

Financial Condition

Pending Merger

On May 26, 2000, Acme (hereafter, the “Registrant”, the “Company” or “Acme”) entered into an Agreement and Plan of Merger with Key Components, LLC (“Key”) and KCI Merger Corporation (“KCI”), a wholly-owned subsidiary of Key, which merger agreement was subsequently amended on September 18 and October 6, 2000. The merger agreement provides for the merger of Acme and KCI, with Acme being the surviving corporation and will be a wholly-owned subsidiary of Key Components. Upon the completion of the merger, all outstanding shares of Common Stock of Acme, other than shares as to which dissenter’s rights of appraisal are perfected, will be converted into the right to receive $9.00 per share in cash. Proxies were mailed on October 13, 2000 to shareholders of record as of October 6, 2000, to vote on this merger, with the special meeting of shareholders of Acme to be held on November 16, 2000.

Acme previously had entered into an Agreement and Plan of Merger with Miranda Holdings Inc., under which Miranda had agreed to acquire Acme for $8.00 per share in cash plus assumption of debt. The agreement with Miranda was terminated on May 26, 2000 with the execution of the merger agreement with Key. Acme at that time paid a termination fee to Miranda of $2,500,000 plus expenses.

Capital Resources and Liquidity

A summary of the period-to-period change in the principal items included in the balance sheets and which affect financial condition follows:

                                                  Comparison of Balance Sheets at
                                                         September 30, 2000
                                                                and
                                                            June 30, 2000
                                                        Increase   (Decrease)
                                                              (000's)

         Current Assets                                        $4,165
         Property, Plant & Equipment Net                         (192)
         Other Assets                                             140
                                                                -----
                                                               $4,113
                                                                =====

         Current Liabilities                                  $   991
         Long-Term Debt and Other Liabilities                   1,891
         Shareholders' Equity                                   1,231
                                                                -----
                                                               $4,113
                                                                =====

Current assets at September 30, 2000, increased $4,165,000, or 15.7%, from June 30, 2000 levels. Receivables and Inventories increased $833,000 and $1,829,000, respectively from June 30, in support of higher sales at both the Company’s Power Distribution Products Division and Electronics Division. The increase in sales within the Power Distribution Products business reflects the increasing order and shipment activity associated with the Invensys PLC (Powerware) outsourced magnetics programs. Improving sales in the Electronics business is attributable to long term developing customer programs now beginning to move into the order and shipment phases. Further contributing to the increase in current assets was $815,000 of additional asset recognition associated with the insurance benefit on a Company owned officer life insurance policy.

The net decrease in property, plant and equipment of $192,000, or 1.3%, reflects year- to-date expenditures in the amount of $313,000 offset by depreciation of approximately $497,000.

Current liabilities increased $991,000, or 10.3%, from June 30 primarily due to the increase in trade payables associated with the higher raw material inventories on hand to support the businesses’ program ramp-ups and Mexico operation.

Long-term debt and other liabilities increased approximately $1,891,000, or 13.6%, primarily due to the increase in working capital needed to support the escalating business activity in the Company’s Power Distribution Products Division and Electronics Division.

The increase in shareholders' equity of $1,231,000 is primarily due to the profit year-to- date of $1,239,000.

The Company has financed its working capital requirements, as well as year-to-date capital expenditures, in part, through operations, with the balance coming from increased bank borrowings.

The Company has in place an unsecured credit agreement which provides for revolving loans and letters of credit up to $15,000,000, with interest at the lower of prime or the London Interbank Eurodollar rate plus .6% to 1.4% range, with an outstanding balance at September 30, 2000 of $8,617,000. The credit agreement provides for a maturity date of December 31, 2002. Under the terms of the credit agreement, the Company is required to comply with certain restrictive covenants with respect to interest coverage, debt-to-EBITDA, and fixed coverage ratios. The covenants further provide for a minimum net worth test and annual maximum capital expenditure and lease commitment thresholds. Management believes that this credit arrangement will provide adequate liquidity for the future.

Results of Operations

Thirteen-week period ended September 30, 2000, compared with the comparable thirteen-week period ended October 2, 1999

Acme reported net income of $1,239,000 or $.24 per share on consolidated net sales of $21,069,000 for the quarter ended September 30, 2000, compared to net income of $942,000, or $.18 per diluted share on consolidated net sales of $19,271,000 for the quarter ended October 2, 1999. First quarter of fiscal year 2001 net income included $815,000 of life insurance proceeds offset partially by non-recurring expenses of $314,000 related to Acme’s pending merger with Key. Net income for the prior year’s first quarter included a $200,000 insurance recovery income associated with the Company’s 1997 municipal landfill settlement. Excluding these non-recurring income and expense items from net income, the Company’s quarter net earnings, were essentially equal to those of the prior year same period, but on increased sales of $1,798,000. The primary factors contributing to the slightly lower operating margin percent include the ramp-up activity associated with the Invensys programs, as well as the continued effort of bringing on-line the Monterrey, Mexico manufacturing operation.

Consolidated sales for the thirteen-week period ended September 30, 2000, were $21,069,000, compared with $19,271,000 for the comparable period of a year earlier. This increase of 9.3% from the same period of the prior year is due mostly to the improved sales in the Company’s Power Distribution Products Division (additional $1.3 million ) as a result of the escalating shipment activity on the Invensys (Powerware) program. Further contributing to higher sales was the Electronics Division, where sales were up in excess of $800,000 over prior year same period. This Division experienced stronger order and shipment activity on several programs pursued in the wake of the loss of the Cisco account in 1999, as long term efforts to turn the business have begun to materialize. Sales in the Aerospace business declined $310,000 from the prior year quarter as certain customer contracts expired, while renewal negotiations remain in process. The backlog, as well as incoming orders are down in this business ($1,071,000 and $955,000 respectively) from October 2, 1999 and the three month period then ended. The Aerospace Division continues to pursue and explore new program opportunities with both existing customers and new customers.

Gross margin as a percentage of sales for the thirteen-week periods ended September 30, 2000, and October 2, 1999, were 30.5% and 29.5%, respectively. Gross margin, both in absolute dollars and as a percent of sales (21.1% vs. 14.3%) improved significantly in the Company’s Electronics business, where improved sales volume (to absorb fixed costs) combined with a more profitable product mix contributed to an improved quarter. Gross margin in the Aerospace business remained constant at 24%. In the Power Distribution Products business, though gross margin dollars remained unchanged at $4,800,000, the gross margin percent declined from 36% to 33%. The lower margin percentage reflects some temporary labor and overhead inefficiencies associated with the production ramp-ups related to the growing Powerware program and the increased manufacturing activity in the Company’s Monterrey, Mexico facility.

Research and engineering expenses as a percent of net sales for the thirteen-week period ended September 30, 2000, increased slightly (from 4.6% to 4.8%) compared to the same period of the prior year. This slight increase reflects the additional costs incurred in support of the increased business in the Electronics Division.

Selling and administrative costs as a percent of net sales decreased to 15.3% for the thirteen-week period ended September 30, 2000, from 17.1% for the comparable period of the prior year. The actual costs in the quarter-to-quarter comparison were relatively constant once the merger related costs and the offsetting incomes are excluded from the analysis. Current year actual selling and administrative costs were slightly higher in the Power Distribution Products business in support of higher sales and a full quarter of operation for the Monterrey facility. Included within the current quarter consolidated selling and administrative expense lines, are offsetting income items including $815,000 of life insurance proceeds and $65,000 of earned performance incentives. Similarly, a $350,000 insurance recovery related to the 1997 landfill settlement and $149,000 earned performance incentive, were recorded in the prior year comparative quarter. Further included in the current year quarter were $314,000 of non-recurring costs related to the pending merger with Key Components LLC.

Interest expense as a percent of net sales for the thirteen-week period ended September 30, 2000, increased slightly from 0.6% to 0.9%, as compared to the same period last year. The increase in interest expense in the quarter-to-quarter comparison is due to a higher average debt level outstanding during the current year quarter, primarily a result of financing the $3.5 million non-recurring merger costs incurred over the past five months.

Income taxes as a percent of income before taxes for the thirteen-week period ended September 30, 2000, was 30.7%, compared to 40% reported for the same period of the prior year. The lower effective tax rate in the current year is due to the tax exempt income recognition associated with the life insurance proceeds partially offset by the non-tax deductible portion of non-recurring merger expenses. Therefore, approximately $500,000 of income is not subject to income taxes.

Consolidated backlog at September 30, 2000, was $19,317,000, compared with $12,295,000 at the end of the comparable period of the prior year. The Electronics Division’s backlog grew from $6 million to over $13 million as customer orders began to materialize on long developing programs. The Power Distribution Products Division’s backlog increased nearly $1 million due to the Invensys program, while the backlog in the Aerospace business declined approximately $1 million, as orders fell during the quarter.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, became effective for the Company in the first quarter of fiscal year 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. As the Company has no derivative instruments, nor hedging activities as defined by SFAS No. 133 and 138, there was no effect of adoption.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” The SAB, as amended, is effective for the fourth fiscal quarter for fiscal years beginning after December 15, 1999. The SAB summarizes certain of the SEC Staffs’ views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is still evaluating the impact from adoption, but currently does not expect such impact to be material.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

(See disclosure from Item 7A of Form 10-K fiscal year ended June 30, 2000)

                                  PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

                  a.       Exhibits

           Financial Data Schedule.                  See Exhibit 27 attached.

                  b.       Reports on Form 8-K

                           None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME ELECTRIC CORPORATION
                                                    (Registrant)

Date:    November 7, 2000                     /s/ Robert J. McKenna
                                              ---------------------------
                                              Robert J. McKenna
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date:    November 7, 2000                     /s/ Michael A. Simon
                                              ---------------------------
                                              Michael A. Simon
                                              Corporate Controller and
                                              Assistant Secretary
                                              (Principal Financial Officer)